Form 10QSB
period 2006-09-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2006-11-14
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________

Commission File Number: 333-135199

FRANKLIN TOWERS ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(IRS Employer ID Number)

5 Ash Drive, Center Barnstead, New Hampshire 03225
(Address of principal executive offices)

(702) 966-0436
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of November 13, 2006: 12,000,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$23,279
Subscription Receivable	500
Prepaid Expenses	10,000

Total Current Assets	33,779

Total Assets	$33,779

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$5,044
Loans Payable - Related Party	11,661

Total Current Liabilities	16,705

Long-Term Debt	20,000

Total Liabilities	36,705

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.001 par value; 500,000,000 shares authorized,
12,000,000 shares issued and outstanding	12,000
Additional Paid-In Capital	80,000
Deficit Accumulated During the Development Stage	(94,926)

Total Stockholders’ Deficiency	(2,926)

Total Liabilities and Stockholders’ Deficiency	$33,779

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Period March 23, 2006 (Inception) To September 30, 2006
Net Revenues	$-	$-

Costs and Expenses:
Start Up Costs	-	8,735
Professional Fees	13,639	14,639
Consulting and Marketing Expenses	47,000	47,000
Website Development Costs	13,000	13,000
Other General and Administrative Expenses	10,840	10,840

Total Costs and Expenses	84,479	94,214

Loss from Operations before Other
Income (Expense)	(84,479)	(94,214)

Other Income (Expense):
Interest Expense	(504)	(793)
Interest Income	43	81

Total Other Income (Expense)	(461)	712)

Net Loss	$(84,940)	$(94,926)

Basic and Diluted Loss Per Share	$(.01)	$(.01)
Weighted Average Basic and Diluted Shares Outstanding	9,234,783	8,591,667

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 23, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(94,926)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common Stock Issued for Services	7,600
Changes in Assets and Liabilities:
(Increase) in Prepaid Expenses	(10,000)
Increase in Accrued Liabilities	5,044
Net Cash Used in Operating Activities	(92,282)
Cash Flows from Investing Activities:	-
Cash Flows from Financing Activities:
Proceeds of Borrowings	20,000
Proceeds of Loans from Related Party	11,661
Proceeds from Sale of Common Stock	99,900
Payments of Deferred Offering Costs	(16,000)
Net Cash Provided by Financing Activities	115,661
Increase in Cash	23,279
Cash - Beginning of Period	-
Cash - End of Period	$23,279
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$-
Supplemental Disclosure of Non-Cash Financing Activities:
Transfer of Deferred Offering Costs to Additional Paid-In Capital	$16,000
Subscription Receivable on Sale of 20,000 Shares of Common Stock	$500

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

    In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

    Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $94,926 for the period March 23, 2006 (inception) to September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $84,000 through an offering of its common stock during the quarter ended September 30, 2006. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -  Website Development Costs

    Website development costs have been incurred in the planning stage and pursuant to Emerging Issues Task Force Abstract Number 00-2, “Accounting for Website Development Costs”, have been expensed as incurred.

NOTE 3 -  Subscription Receivable

    Subscription receivable consists of $500 resulting from the sale of 20,000 shares of common stock. Since the Company received payment in full prior to the issuance of the accompanying condensed financial statements, the subscription receivable is classified as a current asset.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 -  Long-Term Debt

Long-term debt consists of the following:
Note payable to an individual, with a borrowing line of up to $20,000, bearing
interest at 8% per annum and principal and interest payable April 24, 2008	$10,000
Note payable to an individual, with a borrowing line of up to $20,000, bearing
interest at 8% per annum and principal and interest payable April 24, 2008	10,000
$20,000
Maturities of long-term debt are as follows:
Twelve Months Ending During
September 30, 2007	$-
September 30, 2008	20,000
$20,000

NOTE 5 -  Common Stock

    In April 2006 the Company issued 7,600,000 shares of common stock valued at $7,600 to the Founder of the Company for services.

    In April 2006 the Company sold 400,000 shares of common stock for $400 to a private investor.

    During the quarter ended September 30, 2006 the Company sold 4,000,000 shares of common stock pursuant to its public offering for gross proceeds of $100,000. The Company incurred offering costs of $16,000 and net proceeds amounted to $83,500. The Company received $99,500 during the quarter ended September 30, 2006 and a subscription receivable for $500 was subsequently paid.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Franklin Towers Enterprises, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements”.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

We were incorporated on March 23, 2006 in the State of Nevada. We are a development stage company, have not yet commenced operations, and have no revenues.

We intend to engage in the manufacture, processing, and distribution of frozen Pan Asian food. We will offer a diverse selection of Pan-Asian products, including snacks, vegetables, fish, meat and fruit. We will use no preservatives (such as MSG) and only the highest quality ingredients. We will enhance our products with environmentally safe modern packaging with attractive graphic designs that will command shelf attention and convey to our consumers the Pan Asian flavors we are offering.

Our products are segmented into three main categories. These would include convenience meals, snack foods (hors devours) and food products. Convenience meals would be available in single serve entrees, entrees for two, and family meals. Snack foods would include egg rolls, dumplings and an assortment of other appetizers. Our food products would consist of fried rice, assorted noodles, marinated meats and a variety of Asian sauces.

We intend for our products to be produced and distributed to the three broad market segments listed below. Product mix and packaging will be created and directed to each of those segments.

(1)  Foodservice. The foodservice market segment entails the distribution of bulk institutional products to wholesale distributors, academic and governmental institutions and restaurants. Products in this category may also be redistributed by wholesale distributors to their own retail accounts.

(2)  Retail. The retail market segment entails the distribution of both bulk institutional products and individually packaged products to grocery store chains for sale to consumers. These products are generally sold in the delicatessen or frozen food sections of the grocery store. We may call directly on the grocery store chain or utilize a food broker.

(3)  Warehouse Clubs. The warehouse clubs market segment entails the distribution of bulk retail products to warehouse clubs for sale to consumers and small businesses. These products are generally in larger servings and are sold in the delicatessen or frozen food sections of the store.

We intend to ship directly to our customers or to their distribution facilities. Some retail accounts employ a distributor because they do not own an in-house distribution warehouse. We will ship to their chosen distributor in this case. On the foodservice side of our business, we ship to various distributors who stock our products and re-sell them to end-users such as small restaurant operators, casinos, vending machine operators, etc.

Plan of Operation

For our goals to be realized, dozens of food products would have to be created, an adequately equipped USDA approved food plant would need to be procured and a substantial marketing plan would have to be developed. As this would require considerable time and financial resources, we intend to approach our goals in an incremental fashion.

•
Phase I - Over the course of a twelve month period we would seek to develop a sampling of products for the convenience meal market. Initially we would offer two or three frozen dinners consisting of a meat entree (chicken, beef or pork) and two side dishes including an Asian style rice (cooked or steamed) and an Asian vegetable(s) (cooked or pickled). When creating our initial products we will seek out qualified culinary experts including chefs, food purveyors and packaging experts.

•
Phase II - Upon completion of the creation of our initial products, we intend to use any earned revenue we may receive to continue creating new convenience meal dishes as well as products in the areas of snacks and other foods. By incrementally adding each product when appropriate, we hope to attract and retain a broad customer base to our product brand. As an on-going concern in a competitive market, we expect that new product development will always be an important task for our company.

•
Phase III - Ultimately, it is our goal to be able to lease or buy industrial space and equip a food processing facility that is approved by the USDA. It is our intention that this facility will be used to prepare, freeze, package, store and ship our products, and house our administrative offices.

We intend to retain a marketing consulting firm to assist us in creating and executing an effective marketing plan. Currently, we are focusing our efforts on developing a request for proposal for prospective marketing firms. At first we will look to primarily advertise in trade journals such as Frozen Food Age and Refrigerated & Frozen Food Retailer. These advertisements will focus on creating awareness of our products to the buyers and category managers at retail supermarkets. We hope to market our products to various channels such as retail supermarkets (frozen food section, meat department, and deli grab & go section), dollar stores, convenience stores, membership warehouse clubs, and foodservice operators.

The incremental approach described above, will allow us to begin product development on a limited financial budget. As revenues increase, additional programs can be developed. Ultimately, we would like to have our product lines prepared frozen packaged and shipped from a central location that is completely under our own auspices.

As of September 30, 2006, we had $23,279 in cash. We incurred a net loss of $94,926 for the period March 23, 2006 (inception) to September 30, 2006. During the quarter ended September 30, 2006, we sold 4,000,000 shares of common stock pursuant to a public offering for gross proceeds of $100,000. We incurred offering costs of $16,000 and net proceeds amounted to $83,500.

In order to implement our business plans, we may need to raise additional funds. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The condensed financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications of Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director	Attached Hereto

31.2	Rule 13a-14(a)/15d14(a) Certifications of Patricia E. Dowell, the Secretary	Attached Hereto

32.1	Section 1350 Certifications of Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director	Attached Hereto

32.2	Section 1350 Certifications of Patricia E. Dowell, the Secretary	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006

FRANKLIN TOWERS ENTERPRISES, INC.

By:	/s/ Kelly Fan
Name:	Kelly Fan
Title:	President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

By:	/s/ Patricia E. Dowell
Name:	Patricia E. Dowell
Title:	Secretary