Form 10KSB
period 2006-12-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2007-03-26
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission File Number: 333-135199

FRANKLIN TOWERS ENTERPRISES, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4069588 (I.R.S. Employer Identification Number)

5 Ash Drive, Center Barnstead, NH (Address of principal executive offices)	03225 (Zip Code)

Issuer’s telephone number: (702) 966-0436

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 16, 2007 was: $9,900,000.

The number of shares of the issuer’s common stock issued and outstanding as of March 23, 2007 was 12,100,000 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐     No ☒.

PART I

As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," “our” or "us" refer to Franklin Towers Enterprises, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.  Description of Business.

We were incorporated on March 23, 2006 in the State of Nevada. We intend to engage in the manufacture, processing, and distribution of frozen Pan Asian foods. We are a development stage company. We have not generated any revenue to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, who are also our directors.

Our Products

We will offer a diverse selection of frozen Pan-Asian products, including snacks, vegetables, fish, meat and fruit. We will use no preservatives (such as MSG) and only the highest quality ingredients. We will enhance our products with environmentally safe modern packaging with attractive graphic designs that will command shelf attention and convey to our consumers the Pan Asian flavors we are offering.

We intend to develop products that will be segmented into three main categories. These would include convenience meals, snack foods (hors devours) and food products. Convenience meals would be available in single serve entrees, entrees for two, and family meals. Snack foods would include egg rolls, dumplings and an assortment of other appetizers. Our food products would consist of fried rice, assorted noodles, marinated meats and a variety of Asian sauces.

Our Target Markets

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

Our Strategy and Planned Development

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

Distribution Method

We intend to ship directly to customers or to their distribution facilities. Some retail accounts employ a distributor because they do not own an in-house distribution warehouse. We will ship to their chosen distributor in this case. On the foodservice side of our business, we ship to various distributors who stock our products and re-sell them to end-users such as small restaurant operators, casinos, vending machine operators, etc.

Suppliers

Perishable food items, including meat, sea food, dairy and produce, will be purchased locally or regionally by us. We do not reasonably foresee any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future. We are not dependent upon any particular supplier or suppliers as a source for ingredients to be used in our products or for other items to be used in our operations.

Our Marketing Plan

We intend to retain a marketing consulting firm to assist us in creating and executing an effective marketing plan. Currently, we are focusing our efforts on developing a request for proposal for prospective marketing firms. At first, we will look to primarily advertise in trade journals such as Frozen Food Age and Refrigerated & Frozen Food Retailer. These advertisements will focus on creating awareness of our products to the buyers and category managers at retail supermarkets. We hope to market our products to various channels such as retail supermarkets (frozen food section, meat department, and deli grab & go section), dollar stores, convenience stores, membership warehouse clubs, and foodservice operators.

Competition

The prepared food industry is highly competitive. The products we plan to introduce will encounter strong competition from many other companies, including many with greater financial resources than ours. As the prepared food market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include, among others, the following businesses:

New Dragon Asia Corp makes and sells instant noodles (Long Feng and other brands) to the growing market of on-the-go, Chinese, middle-class consumers. Though New Dragon produces more than a billion packages of instant noodles each year, the product line accounts for less than half of sales; the rest comes from milling and selling wheat flour. The company also produces and markets soy-milk powder and dried seasonings. New Dragon Asia Food Ltd. owns 78% of the company's stock.

ConAgra Foods, Inc. operates as a packaged food company serving restaurants and other foodservice establishments in North America. The company operates in three segments: Retail Products, Foodservice Products, and Food Ingredients. The company was incorporated in 1919 and is headquartered in Omaha, Nebraska.

JFC International, a subsidiary of Kikkoman Corporation, JFC International, makes and markets about 8,500 Asian cooking products, under the brand names Dynasty, Hapi, Hime, JFC, and Wel-Pac. Products include canned and dried seaweeds, fruits and vegetables, salty snacks, oils and vinegars, flours and beans, and soy and other sauces. The company was established in 1958.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our officers and directors provide services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

Item 2.  Properties.

We do not lease or own any real property. We currently maintain our corporate office at 5 Ash Drive, Center Barnstead, New Hampshire 03225, in space provided to us by our officer. We do not pay for this space. We intend to continue to operate from these premises until such time as management determines that other space or additional employees are required.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is eligible for trading on the Over The Counter Bulletin Board under the symbol FRTW.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on www.yahoo.com during the period from our incorporation on March 23, 2006 until December 31, 2006:

Bid Information*
Financial Quarter Ended	High Bid	Low Bid
December 31, 2006	$ 2.20	$2.15
September 30, 2006	$ 2.20	$2.15
June 30, 2006	$ 2.20	$2.15
March 31, 2006	NA	NA

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 23, 2007, there were approximately 140 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In April, 2006, we issued 7,600,000 shares of common stock to Kelly Fan, our President, Chief Executive Officer, Treasurer, and Director. The shares were issued in consideration for her time, efforts, and services in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors further determined that the value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Ms. Fan was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

In April 2006, we issued 400,000 shares to Ms. Mi Zhou. The aggregate consideration paid for such shares was $400. The shares were issued in a private placement made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D promulgated thereunder. The purchaser was an accredited investor who had the ability to bear the economic risk of the loss of such purchaser’s investment and there was no general solicitation or advertising associated with the sale.

Use of Proceeds

On July 20, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (Commission File No. 333-135199) relating to the primary offering by us of up to 4,000,000 shares of our common stock at a purchase price equal to $0.025 per share. Such offering commenced on July 1, 2006 and was terminated and concluded on September 25, 2006. We sold all 4,000,000 shares of common stock offered in such offering and raised gross proceeds of $100,000. We incurred offering costs of $16,000, and net proceeds amounted to $84,000.

To date, $70,000 of the proceeds have been utilized to engage consultants in areas including culinary cuisine, kitchen equipment, development of a marketing plan, food samples and web site development. Such expenditures consist of the following: $10,000 was paid to CQ Jun Fang Technology Ltd. for consulting services rendered in connection with the research and development of our food products; $13,000 was paid to CQ Yahu Information Development Co., Ltd. for consulting services rendered in connection with the development of our website; $15,000 was paid to CQ Ying Zhuo Invesmtment Management Ltd. for consulting services rendered in connection with the research and development of our food products; $12,000 was paid to CQ Jing Tong Chan Quan Consultation Ltd. for consulting services rendered in connection with the development of our marketing plan; and $20,000 was paid to CQ Jun Fang Technology Ltd. for consulting services rendered in connection with the equipment for our business. The balance of the proceeds has not been utilized yet.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any shares of our common stock during the year ended December 31, 2006.

Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

We were incorporated on March 23, 2006 in the State of Nevada. We have not generated any revenue to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, who are also our directors.

We intend to engage in the manufacture, processing, and distribution of frozen Pan Asian foods. We intend to sell our products to foodservice businesses, retail business, and wholesale clubs.

During the next twelve months, we will focus on the first phase of our strategic plan described above under the section entitled “Description of Business.” We will develop and sell a sampling of products for the convenience meal market. Such products may include two or three frozen dinners consisting of a meat entree (chicken, beef or pork) and two side dishes including an Asian style rice (cooked or steamed) and an Asian vegetable(s) (cooked or pickled). We are currently in the process of we will seek out qualified culinary experts including chefs, food purveyors and packaging experts, to assist us in creating our initial products.

During the next twelve months, we also intend to retain a marketing consulting firm to assist us in creating and executing an effective marketing plan. Currently, we are focusing our efforts on developing a request for proposal for prospective marketing firms. At first we will look to primarily advertise in trade journals such as Frozen Food Age and Refrigerated & Frozen Food Retailer. These advertisements will focus on creating awareness of our products to the buyers and category managers at retail supermarkets. We hope to market our products to various channels such as retail supermarkets (frozen food section, meat department, and deli grab & go section), dollar stores, convenience stores, membership warehouse clubs, and foodservice operators.

We do not expect to enter into the second or third phases until beyond the next twelve months. In the second phase, we intend to use any earned revenue we may have received to continue creating new convenience meal dishes as well as products in the areas of snacks and other foods. In the third phase, we will lease or buy industrial space and equip a food processing facility that is approved by the USDA. It is our intention that this facility will be used to prepare, freeze, package, store and ship our products, and house our administrative offices.

Liquidity and Capital Resources

As of December 31, 2006, we had $17,476 in cash. In order to implement our business plans, we may need to raise additional funds. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern

We incurred a net loss of $118,863 for the period March 23, 2006 (inception) to December 31, 2006, and we have an accumulated deficit of $118,863 and a working capital deficit of $4,363 as of December 31, 2006. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.

Item 7.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Franklin Towers Enterprises, Inc.

We have audited the accompanying balance sheet of Franklin Towers Enterprises, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the period March 23, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Towers Enterprises, Inc. at December 31, 2006, and the results of its operations and its cash flows for the period March 23, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period March 23, 2006 (inception) to December 31, 2006, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolinetz, Lafazan & Company, P.C.
WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
February 20, 2007

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:
Cash	$17,476

Total Current Assets	17,476

Total Assets	$17,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$9,606
Loan Payable - Related Party	12,233

Total Current Liabilities	21,839

Long-Term Debt	20,000

Total Liabilities	41,839

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.001 par value; 500,000,000 shares authorized,
12,100,000 shares issued and outstanding	12,100
Additional Paid-In Capital	82,400
Deficit Accumulated During the Development Stage	(118,863)

Total Stockholders’ Deficiency	(24,363)

Total Liabilities and Stockholders’ Deficiency	$17,476

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD MARCH 23, 2006 (INCEPTION) TO DECEMBER 31, 2006

Net Revenues		$-

Costs and Expenses:
Start Up Costs		8,735
Professional Fees		22,139
Consulting and Marketing Expenses		47,000
Website Development Costs		13,000
Research and Development		10,000
Other General and Administrative Expenses		16,640

Total Costs and Expenses		117,514

Loss from Operations before Other Income and Expense		(117,514)

Other Income (Expense):
Interest Income		81
Interest Expense		(1,430)

Total Other Income (Expense)		(1,349)

Net Loss		$(118,863)

Basic and Diluted Loss Per Share	$	( .01)

Weighted Average Basic and Diluted Shares Outstanding		9,696,127

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD MARCH 23, 2006 (INCEPTION) TO DECEMBER 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 23, 2006	-	$-	$-	$-		$-

Common Stock Issued to Founder for Services,
April 2006	7,600,000	7,600	-	-		7,600

Common Stock Issued to Private Investor,
at $.001 Per Share, April 2006	400,000	400	-	-		400

Common Stock Issued to Private Investors
at $.025 Per Share	4,000,000	4,000	96,000	-		100,000

Common Stock Issued for Services	100,000	100	2,400	-		2,500

Offering Costs	-	-	(16,000)	-		(16,000)

Net Loss for the Period	-	-	-	(118,863)		(118,863)

Balance, December 31, 2006	12,100,000	$12,100	$82,400	$(118,863)	$	(24,363)

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 23, 2006 (INCEPTION) TO DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net Loss	$(118,863)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common Stock Issued for Services	10,100
Changes in Assets and Liabilities:
Increase in Accrued Liabilities	9,606

Net Cash Used in Operating Activities	(99,157)

Cash Flows from Investing Activities:	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	20,000
Proceeds from Sale of Common Stock	100,400
Expenses of Offering	(16,000)
Proceed of Loans - Related Party	12,233

Net Cash Provided by Financing Activities	116,633

Increase in Cash	17,476

Cash - Beginning of Period	-

Cash - End of Period	$17,476

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$-

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       Summary of Significant Accounting Policies

Organization

Franklin Towers Enterprises, Inc. (“the Company”) was incorporated on March 23, 2006 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is in the Pan Asian food production business and intends to provide consumers with a diverse product selection including convenience meals, snack foods and other food products. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the accrual method of accounting.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended December 31, 2006.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -        Summary of Significant Accounting Policies (Continued)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, loans and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs amounted to $10,000 during the period ended December 31, 2006.

Website Development Costs

Website development costs have been incurred in the planning stage and pursuant to Emerging Issues Task Force Abstract Number 00-2, "Accounting for Website Development Costs", have been expensed as incurred.

Recent Accounting Standards and Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

NOTE 2 -        Going Concern

The Company is a development stage Company and has not commenced planned principal operations. The Company had a working capital deficit of $4,363 at December 31, 2006 and for the period March 23, 2006 (inception) to December 31, 2006 had no revenues and incurred a net loss of $118,863. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -        Going Concern (Continued)

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $84,000 through an offering of its common stock during the period ended December 31, 2006. Additionally, during the period ended December 31, 2006, the Company borrowed $20,000 from two individuals on credit lines aggregating $40,000. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 -        Loans Payable - Related Party

Loans payable to the Company’s President are payable on demand and bear interest at 8% per annum.

NOTE 4 -        Long-Term Debt

Long-term debt consists of the following:

Note payable to an individual, with a borrowing line of up to $20,000, bearing interest at 8% per annum and principal and interest payable April 24, 2008 $ 10,000

Note payable to an individual, with a borrowing line of up to $20,000, bearing
interest at 8% per annum and principal and interest payable April 24, 2008	10,000
$20,000

Maturities of long-term debt are as follows:

Twelve Months Ending During
December 31, 2007	$-
December 31, 2008	20,000
$20,000

NOTE 5 -        Common Stock

In April 2006 the Company issued 7,600,000 shares of common stock valued at $7,600 to the Founder of the Company for services.

In April 2006 the Company sold 400,000 shares of common stock for $400 to a private investor.

During the quarter ended September 30, 2006 the company sold 4,000,000 shares of common stock pursuant to its public offering for gross proceeds of $100,000. The Company incurred offering costs of $16,000 and net proceeds amounted to $84,000.

In November 2006 the Company issued 100,000 shares of common stock valued at $2,500 to a vendor as payment for services.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 -        Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 7 -        Income Taxes

At December 31, 2006, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $115,000, which may be applied against future taxable income, if any, through 2026. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2006, the Company has a deferred tax asset of approximately $48,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $48,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer, principal financial officer, and principal accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer, principal financial officer, and principal accounting officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Positions and Offices
Kelly Fan	37	President, Chief Executive Officer, Treasurer, and Director
Patricia E. Dowell	58	Secretary

Kelly Fan. Kelly received her degree in cosmetology from the Rudy and Kelly academy of hair design, in 1989. Kelly was a top designer on the Michael Bath Artistic team. For over a decade she has been a free lance image consultant, hair designer and make up artist. Most recently she has been employed by a Educational Theater Co. as a National reservation manager. Kelly has also explored her interest in the culinary arts, food management and nutrition and spends part of the years preparing and catering to small groups and functions. She is a self-taught pastry chef specializing in Eastern European tortes and chocolate confections.

Patricia E. Dowell. Ms. Dowell is a Registered Nurse. She currently works at Epsom Health Care, Epsom , New Hampshire. Since 1998, she has provided direct care to up to 28 skilled and long term care residents. She is IV certified. In 1981, Ms. Dowell received her Bachelor’s of Science in Nursing from the University of Nebraska Medical Center. In 1985, Patricia received a Master’s of Science in Nursing, also from the University of Nebraska Medical Center.

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. There are no family relationships among our directors or officers. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors and to date, such directors have been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has not yet adopted a Code of Ethics because it has only one director and two officers.

Item 10.  Executive Compensation.

Summary Compensation

During the period from our incorporation on March 23, 2006, through December 31, 2006, Kelly Fan was our President, Chief Executive Officer, and Treasurer, and a Director. In April, 2006, we issued 7,600,000 shares of our common stock to Ms. Fan in consideration for her time, efforts, and services rendered in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors further determined that the value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share. During such time period, none of our other officers earned compensation exceeding $100,000 per year.

We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on March 23, 2006 through December 31, 2006.

The following table sets forth information concerning the compensation paid or earned for the period from the date of our incorporation on March 23, 2006 through December 31, 2006 for services rendered to our Company in all capacities by our Chief Executive Officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Kelly Fan, President, CEO, Treasurer, and Director	2006	0	0	7,600(1)	0	0	0	0	7,600

(1) Represents the value of 7,600,000 shares of common stock issued in April, 2006 in consideration for time, efforts, and services rendered by Ms. Fan in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors also determined that the fair market value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the period from our incorporation on March 23, 2006, through December 31, 2006, Kelly Fan was our sole director. In April, 2006, we issued 7,600,000 shares of our common stock to Ms. Fan in consideration for her time, efforts, and services rendered in connection with the founding of our Company. During such time period, no other compensation was paid or given to Ms. Fan in consideration for her services as our director.

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Kelly Fan	0	7,600(1)	0	0	0	0	7,600

(1) Represents the value of 7,600,000 shares of common stock issued in April, 2006 in consideration for time, efforts, and services rendered by Ms. Fan in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors also determined that the fair market value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 23, 2007, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,100,000 shares of our common stock issued and outstanding as of March 23, 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Franklin Towers Enterprises, Inc., 5 Ash Drive, Center Barnstead, New Hampshire 03225.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Kelly Fan (1)	Common	7,600,000	62.8%

Patricia E. Dowell (2)	Common	0	0%

Directors and Officers as a Group (2 persons)	Common	0	62.8%

(1)	Director and officer.
(2)	Officer.

Item 12.  Certain Relationships and Related Transactions.

Related Transactions

In April, 2006, we issued 7,600,000 shares of common stock to Kelly Fan, our President, Chief Executive Officer, Treasurer, and Director. The shares were issued in consideration for her time, efforts, and services in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors further determined that the value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Ms. Fan was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Director Independence

We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of Nasdaq.

Item 13.  Exhibits.

Number	Description

3.1
Articles of Incorporation (filed as Exhibit 3.1 to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2006 (SEC File No. 333-135199) (the “2006 Form SB-2”) and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the 2006 Form SB-2 and incorporated herein by reference).

10.1	Promissory Note, dated April 24, 2006, issued to Linlin Jiang (filed as Exhibit 10.2 to the 2006 Form SB-2 and incorporated herein by reference).

10.2	Promissory Note, dated April 25, 2006, issued to Ping Liu (filed as Exhibit 10.1 to the 2006 Form SB-2 and incorporated herein by reference).

10.3	Form of Regulation D Subscription Agreement (filed as Exhibit 10.3 to the 2006 Form SB-2 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

Item 14.  Principal Accountant and Fees.

Principal Accountant

Wolinetz, Lafazan & Company, P.C. are our independent auditors.

Audit Fees

The aggregate fees billed by Wolinetz, Lafazan & Company, P.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2006 were $11,250.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2006 were $0.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2006 were $0.

All Other Fees

The aggregate fees billed for all other professional services rendered by our independent auditors for the fiscal year ended December 31, 2006 were $0.

Policy on pre-approval of audit and permissible non-audit services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN TOWER ENTERPRISES, INC.

March 23, 2007	By: /s/ Kelly Fan
Name: Kelly Fan
Title: President, Chief Executive Officer,
Treasurer, and Director
(Principal Executive, Financial, and
Accounting Officer)

March 23, 2007	By: /s/ Patricia E. Dowell
Name: Patricia E. Dowell
Title: Secretary