Form 10QSB
period 2007-03-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2007-05-14
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-52150

FRANKLIN TOWERS ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-4069588 (IRS Employer ID Number)

5 Ash Drive, Center Barnstead, New Hampshire 03225
(Address of principal executive offices)

(702) 966-0436
(Issuer's telephone number)

________________________________________________________________
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

Number of shares of common stock outstanding as of May 14, 2007: 30,250,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$5,454

Total Current Assets	5,454

Total Assets	$5,454

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$15,101
Loans Payable - Related Party	12,233

Total Current Liabilities	27,334

Long-Term Debt	20,000

Total Liabilities	47,334

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 5,000,000 shares authorized,none issued and outstanding	-
Common Stock, $.0001 par value; 1,250,000,000 shares authorized,30,250,000 shares issued and outstanding	3,025
Additional Paid-In Capital	91,475
Deficit Accumulated During the Development Stage	(136,380)

Total Stockholders’ Deficiency	(41,880)

Total Liabilities and Stockholders’ Deficiency	$5,454

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended	For the Period March 23, 2006 (Inception) To March 31,
	March 31, 2007	2006	2007

Net Revenues	$-	$-	$-

Costs and Expenses:
Start Up Costs	-	-	8,735
Professional Fees	2,945	-	25,084
Consulting and Marketing Expenses	-	-	47,000
Website Development Costs	-	-	13,000
Research and Development	-	-	10,000
Other General and Administrative Expenses	13,936	-	30,576

Total Costs and Expenses	16,881	-	134,395

Loss from Operations before Other (Income (Expense)	(16,881)	-	(134,395)

Other Income (Expense):
Interest Expense	(636)	-	(2,066)
Interest Income	-	-	81

Total Other Income (Expense)	(636)	-	(1,985)

Net Loss	$(17,517)	$-	$(136,380)

Basic and Diluted Loss Per Share	$(.00)	$-

Weighted Average Basic and Diluted Shares Outstanding	30,250,000	-

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Period March 23, 2006 (Inception) To March 31,
	March 31, 2007	2006	2007
Cash Flows from Operating Activities:
Net Loss	$ (17,517)	-	$(136,380)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-	-	10,100
Changes in Assets and Liabilities:
Increase in Accrued Liabilities	5,495	-	15,101

Net Cash Used in Operating Activities	(12,022)	-	(111,179)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	-	-	20,000
Proceeds of Loans from Related Party	-	-	12,233
Proceeds from Sale of Common Stock	-	-	100,400
Expenses of Offering	-	-	(16,000)

Net Cash Provided by Financing Activities	-	-	116,633

Increase (Decrease) in Cash	(12,022)	-	5,454

Cash - Beginning of Period	17,476	-	-

Cash - End of Period	$5,454	$-	$5,454

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $17,517 for the quarter ended March 31, 2007 and a net loss of $136,380 for the period March 23, 2006 (inception) to March 31, 2007. In addition, the Company had a working capital deficit of $21,880 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurance that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - Loans Payable - Related Party

  Loans payable to the Company’s President are payable on demand and bear interest at 8% per annum.

NOTE 3 - Long-Term Debt

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

$20,000

FRANKLIN TOWERS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Long-Term Debt (Continued)

  Maturities of long-term debt are as follows:

Twelve Months Ending During
March 31, 2008	$-
March 31, 2009	20,000

$20,000

NOTE 4 - Subsequent Events

  Effective April 23, 2007 the Company amended its articles of incorporation for the purpose of effecting a one for two and a half (1 for 2.5) forward stock split of its common stock. In addition, the authorized common stock of the Company was increased from 500,000,000 shares, $.001 par value to 1,250,000,000 shares, $.0001 par value.

  All share and per share data have been given retroactive effect to reflect this recapitalization.

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

For our goals to be realized, dozens of food products would have to be created, an adequately equipped USDA approved food plant would need to be procured and a substantial marketing plan would have to be developed. As this would require considerable time and financial resources, we intend to approach our goals in an incremental fashion, as follows:

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

Plan of Operation

During the next twelve months, we will focus on the first phase of our strategic plan described above. We will develop and sell a sampling of products for the convenience meal market. Such products may include two or three frozen dinners consisting of a meat entree (chicken, beef or pork) and two side dishes including an Asian style rice (cooked or steamed) and an Asian vegetable(s) (cooked or pickled). We are currently in the process of we will seek out qualified culinary experts including chefs, food purveyors and packaging experts, to assist us in creating our initial products.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $5,454 in cash. In order to implement our business plans, we may need to raise additional funds. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company had no revenues and incurred a net loss of $17,517 for the quarter ended March 31, 2007 and a net loss of $136,380 for the period March 23, 2006 (inception) to March 31, 2007. In addition, the Company had a working capital deficit of $21,880 at March 31, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

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

To date, $79,000 of the proceeds have been utilized to engage consultants in areas including culinary cuisine, kitchen equipment, development of a marketing plan, food samples and web site development. Such expenditures consist of the following: $10,000 was paid to CQ Jun Fang Technology Ltd. for consulting services rendered in connection with the research and development of our food products; $13,000 was paid to CQ Yahu Information Development Co., Ltd. for consulting services rendered in connection with the development of our website; $15,000 was paid to CQ Ying Zhuo Invesmtment Management Ltd. for consulting services rendered in connection with the research and development of our food products; $12,000 was paid to CQ Jing Tong Chan Quan Consultation Ltd. for consulting services rendered in connection with the development of our marketing plan; $20,000 was paid to CQ Jun Fang Technology Ltd. for consulting services rendered in connection with the equipment for our business; and $9,000 was used for working capital purposes. The balance of the proceeds has not been utilized yet.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

The Company filed with the Secretary of State of Nevada a Certificate of Change pursuant to Nevada Revised Statutes Section 78.209, effective as of April 23, 2007. Pursuant to such Certificate of Change, the Company amended its Articles of Incorporation for the purposes of implementing a one for two and a half (1:2.5) forward stock split and increasing its authorized shares of common stock on a corresponding basis. The Certificate of Change was approved by the Corporation’s board of directors. Pursuant to Nevada Revised Statutes Section 78.209, shareholder approval of the Certificate of Change was not required and was therefore not obtained.

As a result of such forward stock split, shares of common stock held by each holder of record on April 23, 2007 were automatically split at the rate of one for two and a half (1:2.5), so that each pre-split share of the Corporation was equal to two and a half post-split shares without any further action on the part of the shareholders. Any fractional shares owned by any stockholder of record were aggregated and to the extent after aggregating all fractional shares any stockholder was entitled to a fraction of a share, such stockholder was entitled to have received one whole share in respect of such fraction of a share. The number of shares of common stock issued and outstanding prior to the forward stock split was 12,100,000 shares. After the forward stock split, the number of shares of common stock issued and outstanding was 30,250,000 shares.

In addition, the authorized shares of common stock of the Company were increased from 500,000,000 shares, par value $0.001, to 1,250,000,000 shares, par value $0.0001.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Articles of Incorporation (filed as Exhibit 3.1 to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2006 (SEC File No. 333-135199) and incorporated herein by reference).

3.2	Certificate of Change, dated as of April 23, 2007 (Attached Hereto)

31.1	Rule 13a-14(a)/15d14(a) Certifications of Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Patricia E. Dowell, the Secretary(Attached Hereto)

32.1	Section 1350 Certifications of Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director(Attached Hereto)

32.2	Section 1350 Certifications of Patricia E. Dowell, the Secretary (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

FRANKLIN TOWERS ENTERPRISES, INC.

	By:	/s/ Kelly Fan
Name: Kelly Fan Title: President, Chief Executive Officer,
Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

By:	/s/ Patricia E. Dowell
Name: Patricia E. Dowell Title: Secretary