Form 10QSB
period 2007-06-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2007-08-14
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-52150

FRANKLIN TOWERS ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-4069588 (IRS Employer ID Number)

5 Ash Drive
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
YES ☐ NO ☒

As of August 14, 2007, the issuer had 30,250,000 shares of common stock and 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Transitional Small Business Format Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$761,274
Inventories	102,488
Prepaid Expenses	1,854

Total Current Assets	865,616

Property and Equipment, Net	330,537

Total Assets	$1,196,153

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes Payable	$20,000
Accounts Payable and Accrued Expenses	82,832
Loans Payable - Related Party	94,836
Security Deposit Payable	578

Total Current Liabilities	198,246

Total Liabilities	198,246

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized, 5,000,000
shares issued and outstanding; liquidation preference, $.01 per share	5,000
Common Stock, $.0001 par value; 1,250,000,000 shares authorized,
30,250,000 shares issued and outstanding	3,025
Additional Paid-In Capital	1,096,639
Accumulated Deficit	(135,036)
Accumulated Other Comprehensive Income	28,279

Total Stockholders’ Equity	997,907

Total Liabilities and Stockholders’ Equity	$1,196,153

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007
Net Revenues	$-	$-

Operating Expenses:
Professional Fees	95,048	20,984
Other General and Administrative Expenses	10,699	8,051
Depreciation and Amortization	233	233

Total Costs and Expenses	105,980	29,268

Loss from Operations	(105,980)	(29,268)

Other Income (Expense):
Interest Expense	(96)	(96)
Interest Income	512	117

Total Other Income (Expense)	416	21

Net Loss	$(105,564)	$(29,247)

Net Loss per Common Share (Basic)	$.00	$.00

Weighted Average Common Shares Outstanding (Basic)	30,250,000	30,250,000

Net Loss per Common Share (Diluted)	$.00	$.00

Weighted Average Common Shares Outstanding (Diluted)	33,446,044	36,642,088

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - January 1, 2007	-	$-	30,250,000	$3,025	$91,475	$(118,863)	$-	$(24,363)

Issuance of Preferred Stock in
Connection with Recapitalization	5,000,000	5,000	-	-	(5,000)	-	-	-

Effect of Recapitalization	-	-	-	-	1,010,164	89,391	1,132	1,100,687

Comprehensive Income (Loss):

Net (Loss) for the Six Months
Ended June 30, 2007	-	-	-	-	-	(105,564)	-	(105,564)

Foreign Currency Translation
Adjustment	-	-	-	-	-	-	27,147	27,147

Total Comprehensive Loss	-	-	-	-	-	-	-	(78,417)

Balance - June 20, 2007	5,000,000	$5,000	30,250,000	$3,025	$1,096,639	$(135,036)	$28,279	$997,907

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(105,564)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation and Amortization	233
Changes in Assets and Liabilities:
(Increase) in Inventories	(102,488)
(Increase) in Prepaid Expenses	(1,854)
Increase in Accounts Payable and Accrued Expenses	41,467
Increase in Security Deposit Payable	578

Net Cash (Used) in Operating Activities	(167,628)

Cash Flows from Investing Activities:
Capital Expenditures	(329,390)

Net Cash (Used) in Investing Activities	(329,390)

Cash Flows from Financing Activities:
Proceeds of Additional Paid-In Capital	768,600
Net Cash of Business Acquired	(2,552)
Proceeds of Loans- Related Party	80,674

Net Cash Provided by Financing Activities	846,722

Effect of Exchange Rate Changes on Cash	27,147

Net Change in Cash and Cash Equivalents	376,851

Cash and Cash Equivalents - Beginning of Period	384,423

Cash and Cash Equivalents - End of Period	$761,274

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Preferred Stock Issued in Connection with Recapitalization	$5,000

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  Description of Business and Basis of Presentation

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada. Franklin intended to engage in the manufacture, processing and distribution of frozen pan Asian food. Franklin has not generated any revenue to date and its operation has been limited to organizational, start-up and fund raising activities.

   On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”), whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (See Note 7). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. Through our subsidiary, Qiluo, we will focus on the production and sale of raw silk.

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China. Qiluo intends to engage in the manufacture and sale of silk and silk products. The Company started test production at the end of June. The Company has not generated revenue from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of Qiluo owned a majority of Franklin’s common stock immediately following the transaction. Qiluo is treated as the continuing entity although Franklin is the legal acquirer. Consequently, the consolidated financial statements include the assets and liabilities of Qiluo and Franklin (collectively, the “Company”), historical operations of Qiluo, and operations of Qiluo and Franklin from the date of the acquisition.

After the acquisition, Franklin will focus on the production and sale of silk and silk products.

Principles of Consolidation

The accompanying consolidated financial statements included the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts payable, and notes and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventories

Inventories consist primarily of raw materials, work-in-process and finished products and are stated at lower of cost or market, first-in, first out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Revenue Recognition

The Company has not generated any revenue to date. For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any adverting costs for the quarter ended June 30, 2007.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  Summary of Significant Accounting Policies (Continued)

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

No provision has been made for corporation income taxes due to the current loss. In addition, no future tax benefit has been calculated. According the tax regulations of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years.

Foreign Currency Translation

The financial statements of the Company are translated pursuant to Statement of Financial Accounting Standards (SFAS) No. 52 - “Foreign Currency Translation.” Qiluo is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Qiluo is translated to U.S. dollars using quarter-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity.

Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Franklin stockholders has been included since March 23, 2006.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Accordingly, dilutive loss per share includes the conversion of 5,000,000 shares of Franklin Series A Convertible Preferred Stock into 52,880,000 shares of Franklin common stock.

Recently Issued Accounting Pronouncements

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

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  Inventories

 Inventories consist of the following:

Raw Materials	$71,740
Work-in-Process	30,748
$102,488

NOTE 4 -  Property and Equipment

Property and equipment is summarized as follows:

	Estimated Useful Life	Cost
Machinery	7	$314,200
Auxiliary equipment	5	5,913
Computers	3	3,342
Office equipment	5	894
Furniture and Fixtures	7	8,199
		332,548
Less: Accumulated Depreciation		2,011
		$330,537

Depreciation expense was $2,011 for the six months ended June 30, 2007. Among which, $1,677 was inventory cost; $101 was eliminated to additional paid in capital in connection with the recapitalization.
NOTE 5 - Loans Payable - Related Parties

Due to related parties represents advances made to the Company by its significant stockholder and officers. Advances amounting to $81,539 are payable on demand and bear no interest. Loans from the Company’s officers in the amount of $13,297 bear interest at 8% per annum. As of June 30, 2007, the accrued interest payable was in the amount of $817.

NOTE 6 - Notes Payable

The Company borrowed $20,000 from two individuals. Each of these loans, $10,000 each, with a borrowing line of up to $20,000, bears the interest at 8% per annum. The principal and interest is due on April 24, 2008. As of June 30, 2007 the accrued interest totaled $1,885.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stockholders’ Equity and Share Purchase Agreement

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

On June 19, 2007, Franklin entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the following persons: Chongqing Qiluo Textile Co. Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”); Xinshengxiang Industrial Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Xinshengxiang”); Mr. Dingliang Kuang (“Dingliang”); and Ms. Yue Kuang (“Yue,” and together with Xinshengxiang and Dingliang, the "Qiluo Shareholders"). Pursuant to the Share Purchase Agreement, Franklin agreed to acquire Qiluo at a closing held simultaneously therewith by purchasing from the Qiluo Shareholders all of their respective shares of Qiluo’s registered capital, which represent 100% of the issued and outstanding registered capital stock of Qiluo. Upon the consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. In consideration therefor, Franklin agreed to issue to the Qiluo Shareholders an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock), which were allocated between the Qiluo Shareholders as follows: 4,750,000 shares to Xinshengxiang; 125,000 shares to Dingliang; and 125,000 shares to Yue. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, into 10.576 of Franklin's common stock.

In connection with the foregoing transaction, on June 19, 2007, Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director of Franklin, sold to the Qiluo Shareholders 18,000,000 shares of the common stock of Franklin which were issued and outstanding and held by Ms. Fan. Such shares were allocated between the Qiluo Shareholders as follows: 17,100,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 450,000 shares to Dingliang Kuang; and 450,000 shares to Yue Kuang.

As a result of the foregoing transactions:

(a), Xinshengxiang Industrial Development Co., Ltd. holds approximately 81% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote. (b) Diangliang Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd. and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Mr. Kuang thus directly and indirectly (by Xinshengxiang Industrial Development Co., Ltd.) holds approximately 83% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote. (c) Yue Kuang, who is the sister of Diangliang Kuang, directly holds approximately 2% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote.

NOTE 8 - Preferred Stock

On June 18, 2007, we designated a series of Preferred Stock known as the “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) by filing a Certificate of Designation with the Secretary of State of Nevada. The number of shares constituting such Series A Preferred Stock was designated to be 5,000,000 shares, par value $0.001 per share. Pursuant to the Certificate of Designation, the principal rights, preferences, powers, limitations and restrictions of the Series A Preferred Stock are as follows:

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Preferred Stock (Continued)

Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, without payment of additional consideration, 10.576 shares of the Company’s common stock. Holders of Series A Preferred Stock shall be entitled to vote, together with holders of common stock as a single class, on all matters upon which stockholders of the Company are entitled to vote, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock shall rank senior to the common stock. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock of the Company and any other issue of stock, should there be any, by reason of their ownership thereof, an amount per share equal to $0.01 per each share of Series A Preferred Stock owned by such shareholder plus any declared and unpaid dividends on the Series A Preferred Stock.

NOTE 9 -  Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June 30, 2007, the Company’s uninsured cash balance was approximately $761,000.

The financial position and results of operations of the Company are recorded in Chinese Yuan. Therefore, exchange rate fluctuations could affect the future business operations of the Company as translated to US dollars.

NOTE 10 -  Commitments and Contingencies

On January 28, 2007, the Company signed a twenty (20) year lease with Xinshengxiang, a related party, see Note 7, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $26,963 plus other occupancy costs.

Future minimum rentals are as follows:

Year Ending December 31,	Future Minimum Rent Payments US Dollars
2007	$13,482
2008	26,963
2009	26,963
2010	26,963
2011	26,963
2012	26,963
Thereafter	381,979
Total	$530,276

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Franklin”, “Company,” “we,” “our” or “us” refer to Franklin Towers Enterprises, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language. The forward-looking statements involve numerous risks and uncertainties, including the “Risk Factors” discussed in our annual report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007. Our actual results could differ significantly from those in the forward-looking statements included in this quarterly report. Except as required by law, including the federal securities laws, we assume no obligation to update the forward-looking statements included in this quarterly report. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of and for the three months ended June 30, 2007.

Overview

Franklin was incorporated on March 23, 2006 in the State of Nevada. Prior to our acquisition of Chongqing Qiluo Textile Co. Ltd. (“Qiluo”), as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007, Franklin intended to engage in the manufacture, processing, and distribution of frozen Pan Asian foods. Franklin has not generated any revenue to date and its operations have been limited to organizational, start-up, and fund raising activities.

On July 20, 2006, the SEC declared effective Franklin’s Registration Statement on Form SB-2 (Commission File No. 333-135199) relating to the primary offering by Franklin of up to 4,000,000 shares of our common stock at a purchase price equal to $0.025 per share. Such offering commenced on July 1, 2006 and was terminated and concluded on September 25, 2006. Franklin sold all 4,000,000 shares of common stock offered in such offering and raised gross proceeds of $100,000. Franklin incurred offering costs of $16,000, and net proceeds amounted to $84,000. To date, $70,000 of the proceeds have been utilized to engage consultants in areas including culinary cuisine, kitchen equipment, development of a marketing plan, food samples and web site development.

On April 23, 2007, Franklin amended its Articles of Incorporation for the purposes of implementing a one for two and a half (1:2.5) forward stock split and increasing its authorized shares of common stock on a corresponding basis. As a result of such forward stock split, shares of common stock held by each holder of record on April 23, 2007 were automatically split at the rate of one for two and a half (1:2.5), so that each pre-split share of the Corporation was equal to two and a half post-split shares without any further action on the part of the shareholders. The number of shares of common stock issued and outstanding prior to the forward stock split was 12,100,000 shares. After the forward stock split, the number of shares of common stock issued and outstanding was 30,250,000 shares. In addition, the authorized shares of common stock of the Company were increased from 500,000,000 shares, par value $0.001, to 1,250,000,000 shares, par value $0.0001.

On June 18, 2007, Franklin authorized and created a series of preferred stock, designated as the “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), consisting of 5,000,000 shares. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into 10.576 shares of Franklin's common stock. The holders of shares of Series A Preferred Stock are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Series A Preferred Stock will carry a number of votes equal to the number of shares of common stock issuable as if converted at the record date. The Series A Preferred Stock shall rank senior to the common stock. In the event of any liquidation, dissolution or winding up of Franklin, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of Franklin to the holders of the common stock of Franklin and any other issue of stock, should there be any, by reason of their ownership thereof, an amount per share equal to $0.01 per each share of Series A Convertible Preferred Stock owned by such shareholder plus any declared and unpaid dividends on the Series A Convertible Preferred Stock.

On June 19, 2007, pursuant to a Share Purchase Agreement dated such date, Franklin purchased from the shareholders of Qiluo all of the issued and outstanding shares of registered capital of Qiluo. As a result of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. In exchange therefor, Franklin issued to the Qiluo Shareholders an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock, which were allocated among Qiluo’s shareholders as follows: 4,750,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 125,000 shares to Dingliang Kuang; and 125,000 shares to Yue Kuang. The acquisition is accounted for as a “reverse acquisition,” since the stockholders of Qiluo owned a majority of Franklin’s common stock immediately following the transaction. Qiluo is treated as the continuing entity although Franklin is the legal acquirer. Consequently, the consolidated financial statements include the assets and liabilities of Qiluo and Franklin, historical operations of Qiluo, and operations of Qiluo and Franklin from the date of the acquisition.

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Textile Co. Ltd.” under the laws of the People’s Republic of China. Qiluo’s executive office is located in the Fuling District of Chongqing Municipality, China. Prior to the acquisition of Qiluo by Franklin, Qiluo purchased machinery for use in its manufacturing facility in the Fuling District of Chongqing Municipality, China. Such manufacturing facilities are capable of conducting the entire silk manufacturing process, from sericulture to harvesting and processing the cocoons, to the manufacturing and exportation of either finished or raw silk products. Qiluo’s current manufacturing facilities are capable of producing 485 tons of raw silk per year.

Since its acquisition of Qiluo, Franklin no longer intends to engage in the manufacture, processing, and distribution of frozen Pan Asian foods. Instead, it will focus on the production and sale of raw silk.

Plan of Operation

Through our subsidiary, Qiluo, we intend to engage in the manufacture and sale of raw silk in the in the Fuling District of Chongqing Municipality, China. The primary goal of Qiluo is to be the leader in silk manufacturing in the local area of Fuling, Chongqing, China.

Qiluo began operations in late June 2007, although it has not yet generated any revenues and there is no assurance that it will be able to do so or achieve profitability. Over the next twelve months, we expect to produce between 400 tons and 600 tons of raw silk. It is anticipated that revenues generated from sales of our product will satisfy our cash flow requirements.

Qiluo intends to sell its products to the following markets: silk brokers, textile manufacturing, computer technology companies (used in plastics and materials) and the auto industry. Qiluo intends to employ an in house sales and distribution team. This division of Qiluo will be in charge of national and international sales as well as providing for all logistical needs including transporting of product by the various shipping needs by land, rail, and sea.

We are contemplating the acquisition of various silk worm farms and/or other existing manufacturing facilities. Should these initiatives move forward, additional funds may be required. There can be no assurance that additional capital will be available to us. Although we may seek to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Liquidity and Capital Resources

As of June 30, 2007, we had $761,000 in cash. In order to implement our business plans, we may need to raise additional funds. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

The Company had no revenues and incurred a net loss of approximately $29,000 for the quarter ended June 30, 2007 and a net loss of $106,000 for the six months ended June 30, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than the sales of unregistered equity securities previously disclosed in the Company’s Current Report of Form 8-K filed with the SEC on June 20, 2007, there were no other such sales during the quarter ended June 30, 2007.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Patricia E. Dowell, the Secretary (Attached Hereto)

32.1	Section 1350 Certifications of Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director (Attached Hereto)

32.2	Section 1350 Certifications of Patricia E. Dowell, the Secretary (Attached Hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN TOWERS ENTERPRISES, INC.

Date: August 14, 2007	By:	/s/ Kelly Fan
Name: Kelly Fan Title: President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Date: August 14, 2007	By:	/s/ Patricia E. Dowell
Name: Patricia E. Dowell
Title: Secretary