Form 10QSB
period 2007-09-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2007-11-19
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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
YES ☐ NO ☒

As of November 19, 2007, the issuer had 38,250,000 shares of common stock and 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Transitional Small Business Format Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$3,220,138
Inventories	620,734
Prepaid Expenses	33,754

Total Current Assets	3,874,626

Property and Equipment, Net	348,159

Other Assets:
Deferred Financing Costs, Net	374,531

Total Assets	$4,597,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible Note Payable, Net of Unamortized Discounts of $1,072,914	$27,086
Notes Payable - Others	20,000
Accounts Payable	35,099
Accrued Expenses	119,215
Customer Deposits	10,707
Loans Payable - Related Parties	459,624

Total Current Liabilities	671,731

Long-Term Debt:
Convertible Notes Payable, Net of Unamortized Discounts of $2,145,827	54,173

Total Liabilities	725,904

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized, 5,000,000
shares issued and outstanding; liquidation preference, $.01 per share	5,000
Common Stock, $.0001 par value; 1,250,000,000 shares authorized,
38,250,000 shares issued and outstanding	3,825
Additional Paid-In Capital	17,573,075
Deferred Finance Costs, Net	(3,879,301)
Accumulated Deficit	(9,874,048)
Accumulated Other Comprehensive Income	42,861

Total Stockholders’ Equity	3,871,412

Total Liabilities and Stockholders’ Equity	$4,597,316

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Sales - Net	$346,947	$346,947

Cost of Sales	324,066	324,066

Gross Profit	22,881	22,881

Operating Expenses:
Consulting Fees	9,483,499	9,483,499
Professional Fees	136,928	41,880
Other General and Administrative Expenses	42,444	31,745
Depreciation and Amortization	949	716

Total Operating Expenses	9,663,820	9,557,840

Loss from Operations	(9,640,939)	(9,534,959)

Other Income (Expense):
Interest Income	532	20
Interest Expense	(17,006)	(16,910)
Amortization of Debt Discount	(81,259)	(81,259)
Amortization of Deferred Finance Costs	(105,904)	(105,904)

Total Other Income (Expense)	(203,637)	(204,053)

Net Loss	$(9,844,576)	$(9,739,012)

Net Loss per Common Share (Basic)	$(.32)	$(.30)

Weighted Average Common Shares Outstanding (Basic)	30,836,081	31,989,130

Proforma Loss per Common Share	$(.19)	$(.11)

Proforma Weighted Average Common Shares Outstanding	51,373,223	84,869,130

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Finance	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Income	Total
Balance - January 1, 2007	-	$-	30,250,000	$3,025	$91,475	$-	$ (118,863)	$-	$	(24,363)

Issuance of Preferred Stock in Connection with Recapitalization	5,000,000	5,000	-	-	(5,000)	-	-	-		-

Effect of Recapitalization	-	-	-	-	1,010,164	-	89,391	1,132		1,100,687

Debt Discount Recorded in Connection with Issuance of Convertible Notes Payable	-	-	-	-	3,300,000	-	-	-		3,300,000

Issuance of Common Stock for Services	-	-	8,000,000	800	9,199,200	-	-	-		9,200,000

Issuance of Common Stock Purchase Warrants as Finder’s Fees in Connection with Convertible Notes Payable	-	-	-	-	3,977,236	(3,977,236)	-	-		-

Amortization of Deferred Finance Costs	-	-	-	-	-	97,935	-	-		97,935

Comprehensive Income (Loss):

Net (Loss) for the Nine Months Ended September 30, 2007	-	-	-	-	-	-	(9,844,576)	-		(9,844,576)

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	41,729		41,729

Total Comprehensive Loss	-	-	-	-	-	-	-	-		(9,802,847)

Balance - September 30, 2007	5,000,000	$5,000	38,250,000	$3,825	$17,573,075	$(3,879,301)	$(9,874,048)	$42,861		$3,871,412

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(9,844,576)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation Expense	14,483
Common Stock Issued for Services	9,200,000
Amortization of Deferred Finance Costs	105,904
Amortization of Debt Discount	81,259
Changes in Assets and Liabilities:
(Increase) in Inventories	(620,734)
(Increase) in Prepaid Expenses	(33,754)
Increase in Accounts Payable and Accrued Expenses	112,949
Increase in Customer Deposits	10,707

Net Cash (Used) in Operating Activities	(973,762)

Cash Flows from Investing Activities:
Capital Expenditures	(361,262)

Net Cash (Used) in Investing Activities	(361,262)

Cash Flows from Financing Activities:
Proceeds of Additional Paid-In Capital	768,600
Net Cash of Business Acquired	(2,552)
Proceeds of Loans- Related Party	445,462
Proceeds from Issuance of Convertible Notes Payable	3,300,000
Finance Costs Related to Issuance of Convertible Debt	(382,500)

Net Cash Provided by Financing Activities	4,129,010

Effect of Exchange Rate Changes on Cash	41,729

Net Change in Cash and Cash Equivalents	2,835,715

Cash and Cash Equivalents - Beginning of Period	384,423

Cash and Cash Equivalents - End of Period	$3,220,138

The accompanying notes are an integral part of these financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)
(Continued)

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-

Income Taxes Paid	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Preferred Stock Issued in Connection with Recapitalization	$5,000

Common Stock Purchase Warrants Issued for Deferred Finance Costs	$3,977,236

Debt Discount Recorded in Connection with Issuance of Convertible Notes Payable	$3,300,000

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

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada. Franklin originally intended to engage in the manufacture, processing and distribution of frozen Pan Asian food.

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

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. The Company started test production at the end of June 2007 and commenced operations during the quarter ended September 30, 2007.

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

Inventories

   Inventories are stated at the lower of cost (first-in, first out method) or market.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the quarter ended September 30, 2007.

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

No provision has been made for corporation income taxes due to the current loss. In addition, no future tax benefit has been calculated. According to the tax regulations of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years.

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

Net Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Franklin stockholders has been included since March 23, 2006. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt-3,300,000 shares, and warrants-30,360,000) at September 30, 2007 are anti-dilutive.

Proforma loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if the 5,000,000 Series A Convertible Preferred Stock issued and outstanding at September 30, 2007 were converted into 52,880,000 shares of Franklin common stock.

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

Reclassifications

Certain items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -               Inventories

                 Inventories consist of the following:

Raw Materials	$182,744
Work-in-Process	197,910
Finished Goods	230,801
Packaging Materials & Supplies	9,279

$620,734

NOTE 4 -   Property and Equipment

Property and equipment is summarized as follows:

	Estimated Useful Life	Cost
Machinery	7	$314,684
Computers	3	3,342
Office equipment	5	4,072
Furniture and Fixtures	7	13,191
		362,289
Less: Accumulated Depreciation		14,130
		$348,159

Depreciation expense was $14,130 for the nine months ended September 30, 2007, of which, $101 was eliminated to additional paid in capital in connection with the recapitalization.

NOTE 5 -             Loans Payable - Related Parties

Due to related parties represents advances made to the Company by its significant stockholder and officers. Advances amounting to $459,624 are payable on demand and bear no interest. Loans from the Company’s officers in the amount of $12,233 bear interest at 8% per annum. As of September 30, 2007, the accrued interest payable was in the amount of $1,058.

NOTE 6 -             Notes Payable

The Company borrowed $20,000 from two individuals. Each of these loans, $10,000 each, with a borrowing line of up to $20,000, bears the interest at 8% per annum. The principal and interest is due on April 24, 2008. As of September 30, 2007 the accrued interest totaled $2,279.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -             Convertible Debt

   On September 12, 2007 the Company entered into Subscription Agreements (the "Subscription Agreements") with 11 investors ("Purchasers"), for the purchase and sale of $3,300,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $3,300,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $2,917,500. Pursuant to the terms of the Subscription Agreement, the Company also issued to the Purchasers warrants to purchase up to 26,400,000 shares of common stock of the Company, subject to adjustments for certain issuances and transactions.

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash equal to 115% of 5.55% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $1.00 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

The Notes contain default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 15% per annum. The Notes also contain full ratchet antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $.25 per share. In addition, the Company has to pay the Purchasers an additional amount principal plus accrued interest if the Company is no longer listed on the Bulletin Board or sells substantially all of its assets.

As part of the financing, the Company also issued to each Purchaser an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.50 per share at any time until the fifth anniversary from the date the Registration Statement is declared effective by the Securities and Exchange Commission (“the Expiration Date”) and the Class B Warrants are exercisable at a price of $1 per share at any time until the Expiration Date. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

The option of each Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise, does not result in the Purchaser beneficially owning at any one time more that 4.99% of the Company’s outstanding shares of common stock.

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary Chongqinq Qiluo Textile Co. Inc., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”). Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -             Convertible Debt (Continued)

In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 16, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights.

In connection with the convertible debt, the Company recorded deferred finance costs of $4,359,736. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount ($424,953) as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($2,875,047) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discounts over the term of the debt. Amortization of the debt discount and deferred finance costs was $81,259 and $105,904 for the quarter ended September 30, 2007.

NOTE 8 -             Stockholders’ Equity and Share Purchase Agreement

Effective April 23, 2007 the Company amended its articles of incorporation for the purpose of effecting a two and a half for one (2.5 for 1) forward stock split of its common stock. In addition, the authorized common stock of the Company was increased from 500,000,000 shares, $.001 par value to 1,250,000,000 shares, $.0001 par value. All share and per share data have been given retroactive effect to reflect this recapitalization.

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

NOTE 8 -             Stockholders’ Equity and Share Purchase Agreement (Continued)

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

In September 2007 the Company agreed to issue an aggregate of 8,000,000 shares of common stock valued at $9,200,000 to Bonsai Venture Partners, Ltd., a British Virgin Islands limited company in consideration, amongst other things, for introducing potential investors to the Company and for consulting services rendered in connection with the September 2007 private placement.

Warrants

A summary of the status of the Company’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Issued, Class A Warrants	13,200,000.50
Issued, Class B Warrants	13,200,000	1.00
Issued, Finder’s Fees Warrants	3,960,000	$.25

Outstanding, September 30, 2007	30,360,000	$.68

Warrants outstanding and exercisable by price range as of September 30, 2007 were as follows:
Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.0	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.0	0.50	13,200,000	$0.50
$1.00	13,200,000	5.0	1.00	13,200,000	$1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement which has not yet been filed.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -              Preferred Stock

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

NOTE 10 -           Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances at financial institutions which exceed the Federal Deposit Insurance Corporation limit of $100,000 at times during the year. As of September 30, 2007 the Company’s cash balance in US dollar bank accounts was $2,198,428.

In addition the Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2007, the Company’s uninsured cash balance was approximately $761,000.

The financial position and results of operations of the Company’s subsidiary are recorded in Chinese Yuan. Therefore, exchange rate fluctuations could affect the profitability of the subsidiary when translated to US dollars.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -           Commitments and Contingencies

On January 28, 2007, the Company signed a twenty (20) year lease with Xinshengxiang, a related party, see Note 7, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $26,963 plus other occupancy costs.

Future minimum rentals are as follows:

Year Ending December 31,	Future Minimum Rent Payments US Dollars
2007	$6,741
2008	26,963
2009	26,963
2010	26,963
2011	26,963
2012	26,963
Thereafter	381,979
Total	$523,535

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

Critical Accounting Policies

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of and for the three months ended September 30, 2007.

History

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

On July 20, 2006, the SEC declared effective Franklin’s Registration Statement on Form SB-2 (Commission File No. 333-135199) relating to the primary offering by Franklin of up to 4,000,000 shares of our common stock at a purchase price equal to $0.025 per share. Such offering commenced on July 1, 2006 and was terminated and concluded on September 25, 2006. Franklin sold all 4,000,000 shares of common stock offered in such offering and raised gross proceeds of $100,000. Franklin incurred offering costs of $16,000, and net proceeds amounted to $84,000. $70,000 of the proceeds were utilized to engage consultants in areas including culinary cuisine, research and development, equipment, development of a marketing plan, food samples and web site development.

On April 23, 2007, Franklin amended its Articles of Incorporation for the purposes of implementing a two and a half for one (2 ½ for 1) forward stock split and increasing its authorized shares of common stock on a corresponding basis. As a result of such forward stock split, shares of common stock held by each holder of record on April 23, 2007 were automatically split at the rate of two and a half for one (2 ½ for 1), so that each pre-split share of the Corporation was equal to two and a half post-split shares without any further action on the part of the shareholders.

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

On June 19, 2007, Franklin acquired Qiluo by purchasing all of the issued and outstanding shares of registered capital of Qiluo. In exchange therefor, Franklin issued to the shareholders of Qiluo an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock, which is convertible into 52,880,000 shares of common stock.

Since its acquisition of Qiluo, Franklin no longer intends to engage in the manufacture, processing, and distribution of frozen Pan Asian foods. Instead, it will focus on the production and sale of raw silk.

On September 10, 2007, Franklin authorized the issuance of 8,000,000 shares of common stock to Bonsai Venture Partners, Ltd., a limited company organized under the laws of the British Virgin Island, in consideration, amongst other things, for introducing the potential investors to the company and for consulting services rendered in connection with the September 2007 private placement.

Overview

Through, Qiluo, we are currently engaged in the production and sale of raw silk. During the nine months ended September 30, 2007, we produced approximately 100,000 tons of raw silk and generated approximately $347,000 in net sales and gross profits of approximately $23,000.

Plan of Operation

Qiluo commenced operation in August and during the nine months ended September 30, 2007. Qiluo currently has 12 silk reeling machines, of which 8 are in full operation. We anticipate that the remaining 4 reeling machines, which are currently being assembled, are likely to start production in early January 2008.

Qiluo currently has 306 employees, all of whom are employed on a full time basis. Our employees have no long term commitments to the Company. All employees are employed pursuant to standard employment agreement, which sets forth the terms of the employment, duties, compensation, and other such matters, In addition, all of our employees are required to sign our standard confidentiality agreement, pursuant to which they agree to maintain the confidentiality of all proprietary information of our company. We do not believe that any of these are material to our business operation.

Through Qiluo, we are contemplating the acquisition of various other silk worm farms and/or existing manufacturing facilities. Should these initiatives move forward, we believe that we will have sufficient funds available to proceed with the acquisitions.

Liquidity and Capital Resources

As of September 30, 2007, we had $3,200,000 in cash. These funds were primarlily generated from the purchase and sale of our secured convertible promissory notes to a total 11 accredited investors.

In September 2007, we entered into subscription agreements with 11 accredited investors for the purchase and sale of $3,300,000 of secured convertible promissory notes. The Company received net proceeds of $2,917,500.

We believe that our cash on hand will be sufficient for our operations for the next 12 months.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than the sales of unregistered equity securities previously disclosed in the Company’s Current Report of Form 8-K filed with the SEC on September 18, 2007 and September 25, 2007, there were no other such sales during the quarter ended September 30, 2007.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5.  Other Information.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Date: November 19, 2007	By:	/s/ Kelly Fan
Name: Kelly Fan Title: President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Date: November19, 2007	By:	/s/ Patricia E. Dowell
Name: Patricia E. Dowell Title: Secretary