Form 10-K
period 2007-12-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2008-04-15
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission file number: 0--52150

FRANKLIN TOWERS ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(I.R.S. Employer Identification No.)

88 Julong Road
Lidu Economic Development Zone
Fulin, Chongqing, China
(Address of principal executive offices)

011-86-2372183336
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $4,647,978

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,040,000.

The number of shares of the issuer’s common stock issued and outstanding as of April 11, 2008 was 96,042,820 shares.

Documents Incorporated By Reference: None

ii

iii

PART I

Item 1.	Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Franklin Towers Enterprises, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Our History

Franklin was incorporated on March 23, 2006 in the State of Nevada. Prior to our acquisition of Chongqing Qiluo Textile Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”), as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007, Franklin intended to engage in the manufacturing, processing, and distribution of frozen Pan Asian foods.

Franklin has not generated any revenue to date from the frozen Pan Asian Food business model and its operations have been limited to organizational, start-up, and fund raising activities. We shifted our business focus in June 2007, as a result of our acquisition of Qiluo. Through Qiluo, we are currently engaged in the production and sale of raw silk. The Company started test production at the end of June 2007 and commenced operations during the quarter ended September 30, 2007. During the year ended December 31, 2007, we produced approximately 100 tons of raw silk and generated approximately $4,650,000 in net sales and gross profits of approximately $30,000.

On July 20, 2006, the Securities and Exchange Commission declared effective Franklin’s Registration Statement on Form SB-2 (Commission File No. 333-135199) relating to the primary offering by Franklin of up to 4,000,000 shares of our common stock at a purchase price equal to $0.025 per share. Such offering commenced on July 1, 2006 and was terminated and concluded on September 25, 2006. Franklin sold all 4,000,000 shares of common stock offered in such offering and raised gross proceeds of $100,000. Franklin incurred offering costs of $16,000, and net proceeds amounted to $84,000. $70,000 of the net proceeds have been utilized to engage consultants in areas including culinary cuisine, research and equipment, development of a marketing plan, food samples and web site development.

On April 23, 2007, Franklin amended its Articles of Incorporation for the purposes of implementing two and a half for one (2.5:1) forward stock split and increasing its authorized shares of common stock on a corresponding basis. As a result of such forward stock split, shares of common stock held by each holder of record on April 23, 2007 were automatically split at the rate of two and a half for one (2.5:1), so that each pre-split share was equal to two and a half post-split shares. The number of shares of common stock issued and outstanding prior to the forward stock split was 12,100,000 shares. After the forward stock split, the number of shares of common stock issued and outstanding was 30,250,000 shares. In addition, the authorized shares of common stock of the Company were increased from 500,000,000 shares, par value $0.001, to 1,250,000,000 shares, par value $.0001 per share.

On June 18, 2007, Franklin authorized and created a series of preferred stock, designated as the “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), consisting of 5,000,000 shares. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into 10.576 shares of Franklin's common stock.

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Qiluo, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock. Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

Since its acquisition of Qiluo, Franklin is no longer engaged in the manufacturing, processing, and distribution of frozen Pan Asian foods. Instead, it is now engaged in the production and sale of raw silk.

Our Business

Through our subsidiary, Qiluo, we are engaged in the manufacture and sale of raw silk in the Fuling District of Chongqing Municipality, China. Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Textile Co. Ltd.” under the laws of the People’s Republic of China. Qiluo is a development stage company, which commenced operations in August 2007. Qiluo’s executive offices and principal place of business is located in the Fuling District of Chongqing Municipality, China. The primary goal of Qiluo is to be the leader in silk manufacturing in the local area of Fuling, Chongqing, China.

Prior to the acquisition of Qiluo by Franklin, Qiluo had been owned by three shareholders: Xinshengxiang Industrial Development Co., Ltd., who owned 95% of the shares of Qiluo’s registered capital; Dingliang Kuang, who owned 2.5% of the shares of Qiluo’s registered capital; and Yue Kuang, who owned 2.5% of the shares of Qiluo’s registered capital. Xinshengxiang Industrial Development Co., Ltd. contributed $363,944, Dingliang Kuang contributed $9,578, and Yue Kuang contributed $9,578 to Qiluo’s registered capital. In addition to the registered capital, the three shareholders made additional capital contributions to Qiluo in the amount of $768,600, as follows: Xinshengxiang Industrial Development Co., Ltd. contributed $730,170; Dingliang Kuang contributed $19,215; and Yue contributed $19,215. In addition, Qiluo borrowed $864 from Xinshengxiang Industrial Development Co., Ltd. during the process of incorporation. The loan bears no interest and is payable upon demand.

In order to gain a competitive edge in the centralization of the silk industry in Chongqing, Qiluo had to seek out methods to bring together what had typically been a very fragmented industry and co-ordinate the entire silk manufacturing process. This process includes everything from sericulture, to harvesting and processing the cocoons, through to the manufacturing and exportation of either finished or raw silk products. On January 28, 2007, the Company signed a twenty (20) year lease effective as of March 1, 2007 with Xinshengxiang, the holder of approximately 18.8% of our common stock, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $27,418 plus other occupancy costs. The leased factory building is equipped with brand new state-of-the-art manufacturing machinery and housing facilities. We believe that the investment in the newest high-end silk manufacturing machinery will elevate both the quality and the quantity of the silk produced.

Manufacturing equipment and facilities include:

●	Administrative building

●	Secondary process centre

●	12 electric automatic reeling machines

●	Vacuum infiltration equipment

●	Water infiltration equipment

●	Ventilation & air condition

●	Hydration distribution facility

On December 18, 2006, Qiluo entered into a purchase agreement with Hangzhou Textile Machinery Co. Ltd., pursuant to which Qiluo agreed to purchase six new silk drawing machinery units. The aggregate purchase price for such units was approximately $314,000 which has been paid in full. The six silk drawing machinery units have been delivered and installed at Qiluo’s premises.

Qiluo’s manufacturing facilites are capable of producing 600 tons of raw silk per year. Qiluo also intends to further expand its production ability by acquiring silkworm production bases and silk textile production capacity in the local area. On November 26, 2007, we entered into a binding letter of intent with Zhengzhong Silkworm Industrial Development Co., a limited liability company organized under the laws of the People’s Republic of China (“Zhengzhong”), pursuant to which we intend to acquire from Zhengzhong certain assets, including, fixed assets, real estate holdings, intellectual property and a long term lease of approximately 15,000 acres of mulberry farms, in consideration for a purchase price to be mutually agreed upon after the we have has completed our due diligence investigation of Zhengzhong and its assets. On December 28, 2007, the Company made a deposit with local government regulatory agent in the amount of 3,977,600 Renminbi ($545,289 translated with December 31, 2007 foreign exchange rate).

On November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus New Star Enterprises Group, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Wintus”), pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.

The creation of Qiluo’s facility with modern processing equipment, together with our intended acquisitions of Zhengzhong and Wintus, will allow Qiluo to maximize both output and quality of silk production. Qiluo is aligned with the governments’ vision for the future economic development of the Chinese textile industry. The carefully mapped out plan pushes forward scientific and technological progress, focusing on indigenous innovation for a shift to a new growth model, upgrading and optimizing industrial structure and striving for a complete, coordinated and sustainable development for the Chinese textile industry.

Markets

Qiluo intends to sell its products to the following markets: silk brokers, textile manufacturing, computer technology companies (used in plastics and materials) and the auto industry in China. The company expects to have a broad customer base.

Distribution

Qiluo intends to employ an in house sales and distribution team. This division of Qiluo will be in charge of national and international sales as w ell as providing for all logistical needs including transporting of product by the various shipping needs by land, rail, and sea.

Competition

We compete in a highly competitive industry. Many competitors have financial and other resources substantially greater than ours. Our principal competitors are the following:

1.
Asia Silk Holdings Limited, through its subsidiaries, engages in the manufacture and sale of spun silk fabrics, spun silk yarns, and garments principally in the People's Republic of China and Singapore. It manufactures a range of spun silk yarn products, which include spun silk-tencel yarn, hard twisted yarn, short-fiber combed yarn, colored pure spun silk yarn, floret yarn, and spun silk-linen yarn. The company’s spun silk fabric products consist of silk-tencel fabric, hard twisted spun silk fabric, spun silk-dyed fabric, spun silk-linen fabric, and spun silk corduroy. It manufactures and sells a range of garments, including casual and ready-to-wear silk garments for women; spun silk shirts and trousers for men; and casual wear. The company also cultivates mulberry plants and cocoon silkworm, as well as trades in silkworm cocoons. Its spun silk yarn is sold to knit wear manufacturers in the People’s Republic of China, and spun silk fabrics are supplied to local and overseas garment manufacturers for the manufacture of garments for international apparel brands. Asia Silk Holdings also serves the customers in the United States, Germany, Denmark, the United Kingdom, and Hong Kong. The company was formed in 2004. It was formerly known as Asia Silk Holdings Pte, Ltd. and changed its name to Asia Silk Holdings Limited in 2005. The company is based in Singapore, Singapore. Asia Silk Holdings Limited is a subsidiary of Best Plus Developments Limited.

2.
Eastern Silk Industries Limited engages in the manufacture, sale, and export of silk yarn and silk fabrics in India. Its products include fabrics and made-ups, fashion fabrics, handloom fabrics, embroidered fabrics, scarves and belts, laces, and kurtis, as well as readymade home furnishings and upholstery. The company offers its products to design houses, garment manufacturers, and furnishing companies. It exports its products to the United States, Europe, Australia, the Middle East, and the Far East. The company was founded in 1946 and is based in Kolkata, India.

3.
Silktex, Ltd. engages in the design and manufacture of silk fabrics in India. Its products include silks for home furnishings, including upholstery and drape; and silks for apparel, including fashion and bridal wear. The company is based in Bangalore, India with an additional office in New York City.

We believe that our state of the art manufacturing equipment, will provide us a competitive advantage based on our production capabilities. Additionally, we believe that our management team and their industry knowledge will also help set us apart from our competition.

Governmental Regulation

At present, Qiluo’s operation is subject to minimum government regulations. As a silk manufacturing facility, Qiluo is reguired to have a minimum of 2,400 thread reelings and raw silk quality of not less than 2A50 grading. Qiluo has obtained all governmental approvals required to operate a silk manufacturing company in Chongqing, China, Qiluo has obtained all the must also meet basic factory and labor standards including obtaining all business permit and business license, working hoursand minimum wages pay. Qiluo has met the government’s minimum standards for operating a silk manufacturing company by obqualified for the filature produce under state rules and regulations by equipping it facilities with 4,030 thread reelings has meet these governmental regulation. Qiluo currently has 4,030 thread reeling machines, of which 2,400 are automatic thread reWe do not foresee any future regulations being imposed on Qiluo business and /or the silk industry. If regulations are imposed in the future they may have a substantial negative impact on the Company.

Employees

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

Private Placement

On September 12, 2007, we entered into subscription agreements with 8 accredited investors, for the purchase and sale of $2,550,000 of secured convertible promissory notes of the Company. We received net proceeds from the issuance of the secured convertible promissory notes of $2,272,500. Pursuant to the terms of the subscription agreements, we also issued to the investors an aggregate of 11,200,000 Class A warrants and 11,200,000 Class B warrants, subject to adjustments for certain issuances and transactions.

On September 20, 2007, we entered into subscription agreements with 3 additional accredited investors, for the purchase and sale of $750,000 of secured convertible promissory notes of the Company. The Company received net proceeds from the issuance of the secured convertible promissory notes of $645,000. The Company accrued an additional approximately $295,000 finance costs in connection with this transaction. Pursuant to the terms of the Subscription Agreements, we also issued to the investors 2,000,000 Class A warrants and 2,000,000 Class B warrants, subject to adjustments for certain issuances and transactions.

 The secured convertible promissory notes bear interest at the rate of 10% per annum, payable in either cash up to 115% of the portion of monthly amount together with all others, or absent any event of default, in shares of our common stock. Payments of the interest and principal commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009 (or earlier upon acceleration following an event of default).

All principal and accrued interest on the secured convertible promissory notes is convertible into shares of our common stock at the election of the investors at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances and transactions.

The secured convertible promissory notes contain default events which, if triggered and not timely cured, will result in a default interest rate of 15% per annum. The secured convertible promissory notes also contain full ratchet antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $0.25 per share.

We also issued to the investors an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B common stock purchase warrants, which are exercisable at any time at any time until the fifth anniversary from the date the registration statement containing this prospectus is declared effective by the Securities and Exchange Commission, at the exercise price of $0.50 and $1.00 per share, respectively. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

The obligations under the secured convertible promissory notes are secured by our assets, the assets of our wholly-owned subsidiary Qiluo, a Guaranty by Qiluo and a pledge of 17,100,000 shares of our common stock held by Xinshengxiang Industrial Development, Ltd, whose principal shareholder and general manager is Dingliang Kuang, the majority.

We agreed to register for resale all the common stock underlying the secured convertible promissory notes and warrants. If, among others, the registration statement we filed within 60 calendar days from September 12, 2007 and not declared effective within 150 calendar days from September 12, 2007, we must pay monthly liquidated damages in cash equal to 2%, or lesser pro-rata amount for any period less than 30 days, of the principal amount of the outstanding secured convertible promissory notes and the purchase price of the shares underlying secured convertible promissory notes and the warrants issued upon conversion of the secured promissory notes and the exercise of the warrants held by the investors which are subject to the non registration event. The liquidating damages must be paid in cash, or at our election, with registered shares shares of our common stock valued at 75% of the average of the closing bid prices of the our common stock for the five trading days preceding such payment. Such payment must be made within 10 days after the end of each 30 day period, or shorter part of such period for which the liquidation damages are payable. We currently accrued liquidated damages in the amount of $99,000.

We also granted the investors piggyback registration rights along with certain demand registration rights.

Pursuant to the Subscription Agreements, we also granted the investors a right of first refusal with respect to proposed sale of equity or debt securities we make, subject to certain exceptions. The right is effective until the earlier of one year from the effective date of the Registration Statement containing this prospectus or the date which the secured convertible promissory notes are satisfied in full.

We agreed that if at any time while the secured convertible promissory notes or warrants are outstanding and we issue or agree to issue any common stock or securities convertible into common stock at a per share price or conversion price or exercise price without the consent of the investors, then on each such occasion, additional shares of common stock issued to the investors in connection with the secured convertible promissory notes and the warrants and the shares that remain outstanding at the time of the lower price issuance so that the average per share purchaser price of the shares of common stock issued to each purchaser is equal to such other lower price.

As a condition of the issuance of the secured convertible promissory notes, we have entered into agreements with 4 minority shareholders, holding in the aggregate of 8,000,000 shares of our common stock, pursuant to which each of them has agreed not to sell any shares of our common stock prior to 365 calendar days after the registration statement covering registering for resale all of the securities has been declared effective, or until 25% of the principal amount of the secured convertible promissory notes is outstanding.

The Company paid to a finder a cash fee of $330,000 in connection with the issuance of the secured convertible promissory notes and warrants. An additional fee of 10% of the cash proceeds received by us is payable upon exercise of the warrants. The Company also agreed to issue to the finder 26,400 warrants. These warrants are identical to the Class A warrants and Class B warrants issued to the purchasers described above, except that the exercise price of these warrants are $0.25 per share. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Issuance of shares to Bonsai Venture Partners, Ltd.

On September 10, 2007, we issued an aggregate of 8,000,000 shares of our common stock to Bonsai Venture Partners Limited, a British Virgin Islands limited company, in consideration for services rendered. Bonsai subsequently transferred its shares to 6 individuals. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Conversion of Series A preferred stock into shares of common stock

On December 10, 2007, we issued 52,880,000 shares of common stock upon conversion of 5,000,000 shares of our Series A Convertible Preferred Stock that we issued to the three shareholders of Qiluo in June 2007 as consideration for the acquisition of that company. The shares were subsequently distributed to the shareholders of Xinshengxiang. We were required to cause the conversion of our Series A Convertible Preferred Stock pursuant to the subscription agreement we entered into with the investors on September 12, 2007.

As a result of the conversion of the Series A Convertible Preferred Stock into our common stock, and the issuance to Bonsai Venture Partners Limited, we now have 91,130,000 shares issued and outstanding as of December 31, 2007. The issuance of our common stock upon the conversion of the Series A Preferred Stock was exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

We plan to use the net proceeds of the secured convertible promissory notes for working capital and general corporate purposes, including without limitation, acquisitions. We have entered into binding letter agreements for the acquisition of a silk farm and a silk production and processing facility.

On November 26, 2007, we entered into a binding letter agreement with Zhengzhong Silkworm Industrial Development Co., a limited liability company organized under the laws of the People’s Republic of China (“Zhengzhong”), pursuant to which we intend to acquire from Zhengzhong certain assets, including, fixed assets, real estate holdings, intellectual property and a long term lease of approximately 15,000 acres of mulberry farms. Also, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus New Star Enterprises Group, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Wintus”), pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products.

Our offices are located at 88 Julong Road, Chongqing, China. Our telephone number is 011-86-2372183336. Our website can be found at www.franklintowersenterprises.com. Information contained on our website, or which can be accessed through the website, does not constitute a part of this Annual Report.

Item 1A	Risk Factors

Risks Relating To Our Business
We will require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

In the notes to our financial statements for the year ended December 31, 2007 the auditors disclosed going concern issues. Additionally, our registered independent auditors have a going concern exception to its audit report, dated April 11, 2008, regarding our financial statements for the 2007 fiscal year. Consequently, we will need to obtain additional debt or equity financing to fund operations and to execute our business plan. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;
●	increase our vulnerability to general adverse economic and industry conditions;
●
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all, especially since our current financing arrangement prohibits any further debt.

Our independent auditor have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 11, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. We were organized in April 2006, and in June 2007 we acquired Chongqing Qiluo Textile Co., Ltd. which manufactures and sells raw silk in the Fuling District of Chongqing Municipality, China. While Qiluo’s primary goal is to become the leader in silk manufacturing in the local area of Fuling, Qiluo has only began operations in August 2007 and accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for textile sales in China. Some of these risks and uncertainties relate to our ability to:

●	increase awareness of our brand and the development of customer loyalty;

●	respond to competitive market conditions;

●	respond to changes in regulatory environment of our business in China;

●	maintain effective control of our costs and expenses;

●	raise sufficient capital to sustain and expand our business;

●	attract, retain and motivate qualified personnel; and

●	upgrade our technology to support additional research and development of silk manufacturing.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may be unable to anticipate changes in consumer preferences for silk products, which may result in decreased demand for our products and may negatively affect our revenues and our operating results.

Our continued operation in the textile manufacturing market is in large part dependent on our ability to anticipate selling our products to the following markets: silk brokers, textile manufacturing, computer technology companies (used in plastics and materials) and the auto industry. If we are not able to anticipate and identify new consumer trends and sell new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to identifying new consumer trends and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated. We cannot be sure that such new products will be popular with our current or potential customers, which would negatively affect our revenues.

An increase in the cost of raw materials will affect sales and revenues.

Any increase in the prices of raw materials, including silk worms, will affect the price at which we can sell our product. We have no long term supply contracts, so the prices at which we purchase raw materials are based on the market price at the time. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins.

The loss of senior management or key personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on the senior management of Qiluo to manage our silk manufacturing operations and our key marketing personnel in particular, we rely substantially on Dingliang Kuang, the executive director of Qiluo to manage Qiluo’s operations and our overall operations and financing. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of Dingliang Kuang would have a material adverse effect on our business and operations. Competition for senior management, marketing and technical personnel in China is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key marketing or technical personnel that we lose. In addition, if any member of our senior management or key marketing or technical personnel joins a competitor or forms a competing company, they may compete with us for customers, suppliers and/or business partners and other key professionals and staff members of our company. Although each of our senior management and key marketing and technical personnel has signed a confidentiality and non-competition agreement in connection with their employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key marketing and technical personnel.

We compete for qualified personnel with other textile manufacturing companies. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We derive all of our revenues from sales in China and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales in China. We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of China economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

We have no insurance coverage to protect us against losses.

We do not currently have any insurance in force for our office facilities and operations and we cannot be certain that we can cover the risk associated with such lack of insurance or that we will be able to obtain and maintain insurance to cover the risks at economically feasible premiums.

Our largest stockholder has significant influence over our management and affairs and could exercise this influence against your best interests.

Our sole officer and director Mr. Dingliang Kuang and Xiangshengxiang Industrial Development Co., Ltd. beneficially own approximately 22.8% of our outstanding shares of common stock. As a result, our controlling shareholder are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors made pursuant to our By-laws and applicable laws and regulations and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing, documenting and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Relating To Conducting Business in China

Substantially all of our assets and operations are located in China, and substantially all of our revenue is sourced from China. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in China, including the following risks:

Changes in the political and economic policies of China government could have a material adverse effect on our operations.

Our business operations may be adversely affected by the political and economic environment in China. China has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

●	structure	●	capital re-investment
●	government involvement	●	allocation of resources
●	level of development	●	control of foreign exchange
●	growth rate	●	rate of inflation

In recent years, however, the government has introduced measures aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in China is still owned by Chinese government. Changes in the political leadership of China may have a significant affect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, regulation of the Internet and foreign investment. Moreover, economic reforms and growth in China have been more successful in certain provinces in China than in others, and the continuation or increases of such disparities could affect the political or social stability in China.

Although we believe the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development in China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our stock trades.

Social conditions in China could have a material adverse effect on our operations as the Chinese government continues to exert substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, protection of intellectual property and other matters. We believe our operations in China are in compliance, in all material respects, with all applicable legal and regulatory requirements. However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. If the Chinese government or local municipalities limit our ability to market and sell our products in China or to finance and operate our business in China, our business could be adversely affected.

Recent regulatory reforms in China may limit our ability as an offshore company controlled by the People’s Republic of China residents to acquire additional companies or businesses in China, which could hinder our ability to expand in China and adversely affect our long-term profitability.

Our current business plan includes an acquisition strategy to increase our silk production and broaden our geographic reach. Recent Chinese government regulations relating to acquisitions of Chinese companies by foreign entities controlled by Chinese residents may limit our ability to acquire Chinese companies and adversely affect the implementation of our strategy as well as our business and prospects.

On August 8, 2006, China Ministry of Commerce, the State Assets Supervision and Administration of Commerce, the State Administration of Taxation, the State Administration of Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “M&A Rules”), which became effective on September 8, 2006, relating to acquisitions by foreign investors of businesses and entities in China. The M&A Rules provide the basic framework in China for the approval and registration of acquisitions of domestic enterprises in China by foreign investors.

 In general, the M&A Rules provide that if an offshore company controlled by Chinese residents intends to acquire or take control of a Chinese company, such acquisition or transaction will be subject to strict examination by the relevant foreign exchange authorities. The M&A Rules also state that the approval of the relevant foreign exchange authorities is required for any sale or transfer by China residents of a Chinese company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

The M&A Rules also stress the necessity of protecting national economic security in China in the context of foreign acquisitions of domestic enterprises. Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the “national economy” or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in China. Failure to comply with such reporting requirements that cause, or may cause, significant impact on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse impact.

Our business operations or future strategy could be adversely affected by the interpretations of the M&A Rules. For example, if we proceed with our intentions to acquire the two Chinese companies, Zhengzhong and Wintus, we cannot assure you that we or the owners of said company, as the case may be, will be able to complete the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

Further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

At present, almost all of our sales are recorded in Renminbi. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People’s Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the Chinese government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. On December 31, 2007, the exchange rate of the U.S. dollar against the Renminbi was RMB 7.29 per U.S. dollar. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in China and the value of your investment.

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of China. We currently receive all of our revenues in Renminbi. Under our current structure, our income is primarily derived from payments from Qiluo. Shortages in the availability of foreign currency may restrict the ability of Qiluo to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. China’s government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Qiluo is subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay the noteholders and dividends on our capital stock.

We are a company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than through our operating subsidiary in China. As a result, we will rely entirely on payments or dividends from Qiluo for our cash flow to fund the payments pursuant to the secured convertible notes and our corporate overhead and regulatory obligations. The Chinese government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if Qiluo incurs debt of its own, the instruments governing such debt may restrict such subsidiary’s ability to make payments to us. If we are unable to receive all of the funds we require for our operations from Qiluo, we may not have sufficient cash flow to fund our indebtedness, corporate overhead and regulatory obligations in the United States.

Uncertainties with respect to the Chinese legal system could adversely affect our ability to enforce our legal rights.

We conduct our business primarily through Qiluo, our subsidiary in China. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, China’s legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and adversely affected. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

It may be difficult to effect service of process upon us or our sole director or senior management who live in China or to enforce any judgments obtained from non-Chinese courts.

Our operations are conducted and our assets are located within China. In addition, our sole director and all of our senior management personnel reside in China, where all of their assets are located. You may experience difficulties in effecting service of process upon us, our sole director or our senior management as it may not be possible to effect such service of process outside China. In addition, China does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in China of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

Recent amendments to the corporate income tax law in China may increase the income taxes payable by our operating subsidiary located in China, which could adversely affect our profitability.

On March 16, 2007, the National People’s Congress of China adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiary is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position or operating results.

Risk Relating to an Investment in Our Securities

Our common stock is thinly traded and you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the American Stock Exchange, the Nasdaq Global Market or other exchanges. Our common stock has historically been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our common stock in either direction. The price for our shares could, for example, decline precipitously in the event a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

The market price for our stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operations results;

●	changes in financial estimates by securities research analysts;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between the Renminbi and the U.S. dollar;

●	intellectual property litigation; and

●	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Future sales of shares of our common stock may decrease the price for such shares.

On December 10 2007, we issued 52,880,000 shares of our common stock upon the conversion of 5,000,000 shares of Series A Convertible Preferred Stock. Commencing on April 4, 2008, these shares will become eligible for sale on the Over-the-Counter Bulletin Board, under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, under a Registration Statement filed with the Commission on December 26, 2007, file no. 333-148341), we registered for resale 23,687,000 shares of common stock, which may be sold at any time after the registration statement is declared effective by the Securities and Exchange Commission. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

If we are required for any reason to repay our outstanding secured convertible promissory notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible promissory notes, if required, could result in legal action against us, which could require the sale of substantial assets.

On September 12, 2007, we entered into subscription agreements with 8 accredited investors, for the purchase and sale of $2,550,000 of secured convertible promissory notes of the Company. We received net proceeds from the issuance of the secured convertible promissory notes of $2,272,500. Pursuant to the terms of the subscription agreements, we also issued to the investors an aggregate of 11,200,000 Class A warrants and 11,200,000 Class B warrants, subject to adjustments for certain issuances and transactions.

On September 20, 2007, we entered into subscription agreements with 3 additional accredited investors, for the purchase and sale of $750,000 of secured convertible promissory notes of the Company. The Company received net proceeds from the issuance of the secured convertible promissory notes of $645,000 and incurred an additional cost of approximately $295,000 as finance costs related to the issuance. Pursuant to the terms of the Subscription Agreements, we also issued to the investors 2,000,000 Class A warrants and 2,000,000 Class B warrants, subject to adjustments for certain issuances and transactions.

The secured convertible promissory notes bear interest at the rate of 10% per annum, payable in either (a) cash equal to 115% of 5.55% of the initial principal amount of the secured convertible promissory note or (b) absent any event of default, in shares of our common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of our common stock for the 20 trading days preceding the payment date. Although said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, such secured convertible promissory notes, at the purchaser’s option, are convertible into shares of our common stock. If we are required to repay the secured convertible promissory notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible promissory notes when required, the purchasers could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

The issuance of shares upon conversion of the Secured Convertible Promissory Notes and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the secured convertible promissory notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the purchasers of our secured convertible promissory notes may ultimately convert and sell the full amount issuable on conversion. Although the purchasers of our secured convertible promissory notes and warrants may not convert their notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the purchasers from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the Purchasers could sell more than this limit while never holding more than this limit.

We are currently delinquent in our obligation to file a registration statement.

According to the subscription agreement, we were obligated to file, on or prior to sixty days from September 12, 2007, a registration statement to register the shares of common stock underlying the secured convertible promissory notes and common stock purchase warrants. We have been delayed in our obligation and are currently in default. As a result, we will have to pay penalties at a rate of 2% of the outstanding amount of convertible secured promissory notes for each month of delay. The penalties can be paid in cash or at our option, in shares of common stock.

As a consequence of the default, the purchasers of the secured convertible promissory notes can require the early repayment of the secured convertible promissory notes in an amount of 115% times the sum of the principal amount, plus the unpaid interest on the unpaid principal amount plus default interest, if any, or the highest number of shares of common stock issuable upon conversion of the default sum. On March 12, 2008, the Company paid $26,375 to three private investors, which represents accrued interest of $12,600 and repayment of principal in the amount of $13,775. We have already issued an aggregate of 4,912,820 shares to the investors and accrued $99,000 in expenses. One investor has yet to be paid for the March 12th payment and we are currently in default with said investor. Furthermore, every month such payments need to be made to the investors.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, all of the foregoing reduces the ability of a shareholder to sell our shares which may reduce the market price of our stock.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 1B.	Uresolved Staff Comments

Not applicable.

Notwithstanding, the Company has not yet responded to the comment letter it received from the Securities and Exchange Commission with respect to the Form SB-2 registration statement (File No. 333-148341) which it filed with respect to the registration of the shares underlying the Secured Convertible Promissory Notes described above and an additional 3,887,000 shares of common stock.

Item 2.	Properties

We currently maintain offices and our principal place of business at a building having an area equal to 122,700 square feet (ft2) and located at 88 Julong Road, Lidu Economic Development Zone, Fulin, Chongqing. Qiluo leases such building pursuant to a lease agreement, dated January 28, 2007, between Qiluo and Xinshengxiang Industrial Development Co., Ltd., which owns 17,100,000 shares of Franklin’s common stock. The term of the lease is twenty years and the monthly rent is $2,284. Franklin intends to continue to operate from these premises until such time as management determines that other space or additional employees are required.Until recently, Franklin maintained its corporate office at 5 Ash Drive, Center Barnstead, New Hampshire 03225, in space provided to it by a consultant to the company. Franklin did not pay for this space.

Item 3.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2007.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is eligible for trading on the Over the Counter Bulletin Board under the symbol FRTW.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on www.yahoo.com during the period from our incorporation on March 23, 2006 until December 31, 2007:

Bid Information*
Financial Quarter Ended	High Bid	Low Bid
December 31, 2007	$0.46	$0.40
September 30, 2007	$1.35	$1.30
June 30, 2007	$1.20	$1.20
March 31, 2007	$2.20	$2.20
December 31, 2006	$2.20	$2.15
September 30, 2006	$2.20	$2.15
June 30, 2006	$2.20	$2.15
March 31, 2006	NA	NA

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On April 11, 2008, there were approximately 358 holders of record of the Company's common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6.	Selected Financial Data

	Franklin Towers Enterprises, Inc. For the Period	Franklin Towers Enterprises, Inc. for the Fiscal Year
Statement of Operations Data:	December 15, 2006 (Inception) to December 31, 2006	December 31, 2007
Net Sales	$-	$4,647,978
Total Operating Expense	29,595	10,018,667
Loss from Operations	($29,595)	($9,988,246)
Net Loss	($29,472)	($11,478,624)
Loss per Share - Basic	(-)	($0.32)
Loss per Share - Diluted	(-)	($0.32)

Balance Sheet Data:	December 31, 2007
Working Capital	$(52,912)
Total Assets	$3,534,719
Current Liabilities	$2,224,612

Total Stockholders’ Equity	$849,592

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this prospectus. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements”.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash.

Plan of Operation

Qiluo was formed in December 2006 and commenced operation in June 2007. Qiluo currently has 8 silk reeling machines, of which 6 are in operation. We anticipate that the remaining 4 reeling machines, which are currently being assembled, are likely to start production in June 2008.

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

Through Qiluo, we are contemplating the acquisition of various other silk worm farms and/or existing manufacturing facilities. On November 26, 2007, we entered into a letter of intent with Zhengzhong Silkworm Industrial Development Co., a limited liability company organized under the laws of the People’s Republic of China (“Zhengzhong”), pursuant to which we intends to acquire from Zhengzhong certain assets, including, fixed assets, real estate holdings, intellectual property and a long term lease of approximately 15,000 acres of mulberry farms, in consideration for a purchase price to be mutually agreed upon after the we have has completed our due diligence investigation of the Zhengzhong and its assets.

On November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus New Star Enterprises Group, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Wintus”), pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.

Should our initiatives to maximize both output and quality of silk production move forward, additional funds may be required. There can be no assurance that additional capital will be available to us. Although we may seek to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

The creation of Qiluo’s new facility with modern processing equipment, together with the acquisition of Zhengzhong and Wintus, will allow Qiluo to maximize both output and quality of silk production. Qiluo is aligned with the governments’ vision for the future economic development of the Chinese textile industry. The carefully mapped out plan pushes forward scientific and technological progress, focusing on indigenous innovation for a shift to a new growth model, upgrading and optimizing industrial structure and striving for a complete, coordinated and sustainable development for the Chinese textile industry.

Results of Operations

2007 compared with 2006

Through, Qiluo, we are currently engaged in the production and sale of raw silk. For fiscal year ended December 31, 2007, we produced approximately 100 tons of raw silk and generated $4,647,978 in net sales and gross profits of $30,421. Our net sales were the result of purchases made by six of our major customers, Wu Jiang Gu Long Textile Co., JiaXin Rifeng Textile Co., Shierke Silk Co., TongXian Jiayer Textile Co., TongXiang Xing Shen Velvet Co., and Fuling import & export Co.

Our total operating expenses for the fiscal year ended December 31, 2007 were $10,018,667, of which $9,200,000 was the result of the issuance of an aggregate of 8,000,000 shares of common stock to Bonsai Venture Partners, Ltd., a British Virgin Islands limited company in consideration, amongst other things, for introducing potential investors to the Company and for consulting services rendered in connection with the September 2007 private placement.

As of December 31, 2007, we had a loss from operations in the amount of $9,988,246 .The net loss during such period was $11,478,624. For the fiscal year ended December 31, 2006 (from the period from December 15, 2006 (date of inception), operating expenses were $29,595 and a net loss during such period of approximately $29,472.

Liquidity and Capital Resources

As of December 31, 2007, we had $1,311,939 in cash. These funds were primarily generated from the purchase and sale of our secured convertible promissory notes to a total 11 accredited investors. In September 2007, we entered into subscription agreements with 11 accredited investors for the purchase and sale of $3,300,000 of secured convertible promissory notes. The Company received net proceeds of $2,622,425.

On November 22, 2007, Qiluo entered into a working capital line of credit of up to 5,000,000 Renminbi to Chongqing Aikekaer Paint Co., Ltd., to be used for the purchase of raw materials from November 26, 2007 through May 26, 2008 The loan bears interest at the rate of 2% per annum and is due before May 26, 2008. Currently Qiluo borrowed 3,700,000 Renminbi from Chongqing Aikekaer Paint Co.

We have a binding letter of intent to acquire certain assets from Zhengzhong Silkworm, a Chinese company, including 15,000 acres of mulberry farms. On December 28, 2007 we made a deposit with the local government in the amount of approximately 3,977,600 Renminbi (translated at $545,289 based on the December 31, 2007 foreign exchange rate). In addition, we also entered into a binding letter of intent with Chongqing Wintus New Star, a Chinese company, to acquire certain of their assets, including their assets to produce raw sulk and the processing of various silk products.

We have no current plans to make any significant changes in the number of employees. However, if we are successful at acquiring the assets from Zehngzhong and/or Wintus, we will have to increase the number of employees from the 306 we currently have.

We are currently in default under a secured convertible promissory note.

Going Concern

The Company has incurred a net loss of $11,478,624 for the year ended December 31, 2007. Every month interest and principal is due on the secured convertible notes issued to the investors in the September 2007 private placement. This raises substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to expand its current operations to increase its sales volume. The Company is also seeking for the opportunities to diversify its operations, which including other more profitable product lines and to improve its current gross margin. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company expects the adoption of this standard to have a material impact on its financial position, results of operations or cash flows. In accordance with FSP 00-19-2 , the Company accrued liquidated damages in the amount of $99,000, which has been included in the accounts payable balance.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect the adoption of this standard will have on the Company's financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1,“Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures and Market Risk

- Not Applicable
Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements for the periods ended December 31, 2007 and 2006 are attached hereto as F-1 through F- 21.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Operations for the year ended December 31, 2007 and for the period from December 15, 2006 (date of inception) to December 31, 2006	F-4

Consolidated Statement of Stockholders' Equity for the period from December 15, 2006 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and for the period December 15, 2006 (date of inception) to December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Franklin Towers Enterprises, Inc.
Fulin, Chongqing, China

We have audited the accompanying consolidated balance sheet of Franklin Tower Enterprises, Inc. and Subsidiary (the “Company”), as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Tower Enterprises, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSMLLP

New York, NY
April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ChongQing Qiluo Textile Co., Ltd.

We have audited the accompanying statements of operations, shareholders’ equity and cash flows of ChongQing Qiluo Textile Co., Ltd. (a development stage enterprise) (“the Company”) for the period December 15, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the period December 15, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
January 30, 2007

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$1,311,939
Accounts receivable - net of allowance of $2,146	105,160
Inventories	739,499
Prepaid expense	15,102
Total Current Assets	2,171,700

Property and Equipment, net	517,632

Other Assets:
Acquisition Deposit	545,289
Deferred finance costs - net of amortization of $82,402	300,098
845,387
TOTAL ASSETS	$3,534,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Convertible note payable - net of unamortized debt discount of $1,680,939	$79,664
Loans payable	911,085
Accounts payable	1,213,282
Loans payable - related parties	20,581
Total Current Liabilities	2,224,612

Long Term Liabilities:
Convertible note payable - net of unamortized debt discount of $1,078,882	460,515
TOTAL LIABILITIES	2,685,127

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, Nil share issued and outstanding	-
Common stock, $0.0001 par value; 1,250,000,000 shares authorized, 91,130,000 shares issued and outstanding	9,113
Additional paid-in capital	15,659,700
Deferred finance cost	(3,415,349)
Accumulated Deficit	(11,508,096)
Accumulated other comprehensive income	104,224
Total Stockholders' Equity	849,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,534,719

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Period from December 15, 2006 (Date of Inception) to December 31, 2006

Net Sales	$4,647,978		$-
Cost of Sales	4,617,557		-
Gross Profit	30,421		-

Operating Expenses:
Professional fees	650,716		24,991
Depreciation and amortization	4,099		-
Common stock issued for consulting services	9,200,000		-
General and Administrative expenses	163,852		4,604
Total Operating Expenses	10,018,667		29,595
Loss From Operations	(9,988,246)		(29,595)

Other Income (Expenses):
Interest income	1,066		123
Interest Expense	(1,491,444)		-
Total Other Income (Expense)	(1,490,378)		123
Loss Before Income Tax	(11,478,624)		(29,472)
Provision for Income Tax	-		-
Net Loss	$(11,478,624)		$(29,472)

Net Loss per Share - Basic and Diluted	$(0.32)	$	( -)

Weighted Average Shares Outstanding - Basic and Diluted	35,892,082		30,250,000

Comprehensive Loss:
Net loss	$(11,478,624)		$(29,472)
Other comprehensive income	103,092		1,132
Comprehensive Loss	$(11,375,532)		$(28,340)

The accompanying notes are an integral part of these consolidated financial statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 15, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007

	Preferred Stock		Common Stock					Accumulated
	Shares	Amount	Shares	Amount	Additional Paid - in Capital	Deferred Finance Costs	Accumulated Deficit	Other Comprehensive Income	Total
Balance at December 15, 2006 (date of inception), adjusted for recapitalization	-	$-	30,250,000	$3,025	$(50,061)	$-	$-	$-	$(47,036)
Proceeds from initial investment					383,100				383,100
Net loss from December 15, 2006 (inception) to December 31, 2006							(29,472)		(29,472)
Foreign currency translation adjustment								1,132	1,132
Balance - December 31, 2006	-	-	30,250,000	3,025	333,039	-	(29,472)	1,132	307,724
Proceeds from an additional investment					768,600				768,600
Issuance of preferred stock in connection with merger acquisition	5,000,000	5,000			(5,000)				-
Relative fair value of warrants and beneficial conversion feature					3,300,000				3,300,000
Common stock issued for consulting services			8,000,000	800	9,199,200				9,200,000
Issuance of common stock purchase warrants as finder's fee in connection with convertible notes payable					4,083,834	(3,415,349)			668,485
Conversion of Series A preferred stock to common stock	(5,000,000)	(5,000)	52,880,000	5,288	(288)				-
Nonreciprocal funds transferred to shareholder					(2,019,685)				(2,019,685)
Net loss for the year							(11,478,624)		(11,478,624)
Foreign currency translation adjustment								103,092	103,092
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period from December 15, 2006 (Date of Inception) to December 31, 2006
Cash Flows from Operating Activities:
Net Loss	$(11,478,624)	$(29,472)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	46,419	-
Bad debt expense	2,058	-
Amortization of deferred financial costs	82,402	-
Amortization of debt discount - fair value of warrants and beneficial conversion feature	540,179	-
Amortization of deferred financial costs - consulting services	668,485	-
Common stock issued for consulting services	9,200,000	-
Changes in operating assets and liabilities
Increase in accounts receivable	(107,218)	-
Increase in inventories	(739,499)	-
Increase in prepaid expense	(15,102)	-
Increase in accounts payable	1,168,722	28,799
Net Cash Used in Operating Activities	(632,178)	(673)
Cash Flows from Investing Activities:
Capital expenditures	(564,742)	-
Acquisition deposit paid	(545,289)	-
Net Cash Used in Investing Activities	(1,110,031)	-
Cash Flows from Financing Activities:
Proceeds from short term loan	891,085	-
Proceeds from convertible debt	3,300,000	-
Proceeds from initial investment	-	383,100
Proceeds from an additional investment	768,600	-
Net cash of business acquired	744	-
Nonreciprocal funds transferred to shareholder	(2,019,685)	-
Financing cost	(382,500)	-
Proceeds from related parties	6,419	864
Net Cash Provided by Financing Activities	2,564,663	383,964
Effect of Exchange Rate Change on Cash and Cash Equivalents	105,062	1,132
Net Increase in Cash and Cash Equivalents	927,516	384,423
Cash and Cash Equivalents - Beginning of Period	384,423	-
Cash and Cash Equivalents - End of Period	$1,311,939	$384,423
Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes	$-	$-
Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Discount on convertible debt	$3,300,000	$-
Preferred stock issued in connection with recapitalization	$5,000	$-
Preferred stock converted	$(5,000)	$-
Conversion of Series A preferred stock to common stock	$5,288	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  Description of Business and Basis of Presentation

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada. Franklin originally intended to engage in the manufacture, processing and distribution of frozen Pan Asian food.

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd.(“Qiluo”), a limited liability company organized under the laws of the People’s Republic of China, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (see Note 11). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of Qiluo owned a majority of Franklin’s common stock immediately following the transaction. The combination of the two companies is recorded as a recapitalization of Qiluo pursuant to which Qiluo is treated as the continuing entity although Franklin is the legal acquirer. Accordingly, the Company’s historical financial statements are those of Qiluo.

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo renamed to “Chongqing Qiluo Textile Co., Ltd.” After the acquisition, Franklin will focus on the production and sale of silk and silk products. The Company started its test production at the end of June 2007 and commenced operations from the third quarter of 2007 thereby exiting the development stage.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Principles of Consolidation

The accompanying consolidated financial statements included the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $11,478,624, which included the common stock issued for consulting fees of $9,200,000 and amortization of allocated warrants, beneficial conversion cost, cash discount and deferred financial costs of $1,291,066, for the year ended December 31, 2007. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $11,508,096 at December 31, 2007. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was less than 1% in 2007. These factors raised substantial doubt about the Company’s ability to continue as going concern.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Going Concern (Continued)

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

During 2007, the Company received net proceeds from the issuance of convertible debt issuance of $2,622,425 after finance costs of $382,500 and other expenses of $295,075.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchase its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include demand deposits, saving accounts and money market accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Account

The Company’s receivables primarily consist of accounts receivable from its sales of silk and silk by products. Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Bad debts and allowances are provided based on historical experience, management’s evaluation of the outstanding accounts receivable and the estimated amount of probable losses due to the inability to collect from customers. The management periodically evaluates past due or delinquency of accounts receivable if any in evaluating its allowance for doubtful accounts. The Company had allowance for doubtful account of $2,146 at December 31, 2007.

Fair Value of Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Inventories

Inventories are stated at lower of cost or market, first-in, first out method.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at December 31, 2007.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Repair, maintenance and minor renewal costs are expensed as incurred, while significant renewals and betterments are capitalized. Upon retirement or otherwise disposition, the cost of the assets disposed and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur significant adverting costs for the year ended December 31, 2007 and for the period from December 15, 2006 (date of inception) to December 31, 2006.

Shipping and Handling Costs

Shipping and handling costs will be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to the outbound freight, in the consolidated statements of operations as a component of general and administrative expenses.

Research and Development

In accordance with Statement of Accounting Standards No. 2, the Company expenses all research and development costs as incurred.

Segment Information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Foreign Currency Translation

The financial statements of the Company are translated pursuant to SFAS No. 52 - “Foreign Currency Translation.” Qiluo is located and operated in China. The Chinese Yuan (“Renminbi”) is the functional currency. The financial statements of Qiluo are translated to U.S. dollars using year-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other that the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the year ended December 31, 2007 and the period from December 15, 2006 (date of inception) to December 31, 2006.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock issued and outstanding has been included from December 15, 2006 (date of inception) with respect to the effect of recapitalization.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - 13,200,000 shares and warrants - 30,360,000 shares, at December 31, 2007), are anti-dilutive.

Fair Value of Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Long Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed or be reported at the lower of the carrying amount of fair value less costs to sell.

Reclassifications

Certain amounts in these consolidated financial statements have been reclassified to confirm to the current period presentation. These reclassifications have no effect on previously reported results of operations.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Management has determined that the adoption of this standard will have an adverse effect on its financial position, results of operations or cash flows (see Note 14). In accordance with FSP 00-19-2 (see Note 14), the Company accrued liquidated damages in the amount of $99,000, which has been included in the accounts payable balance.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect the adoption of this standard will have on the Company's financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements (Continued)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1,“Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  Inventories

 Inventories as of December 31, 2007 consist of the following:

Finished Goods	$544,327
Raw Materials	182,335
Work in Process	12,837
Inventory Total	$739,499

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at December 31, 2007.

NOTE 4 -  Property and Equipment

Property and equipment is summarized as follows:

	Estimated Usefull Life	December 31, 2007
Manufacturing Equipment	7	$516,381
Auxiliary Equipment	7	7,878
Office Equipment	3-5	15,991
Furnitures and Fixtures	5-7	25,872
		566,122
Less: Accumulated Depreciation		48,490

		$517,632

Depreciation expense was $46,419 for the year ended December 31, 2007, of which $42,320 was included in the cost of goods sold.

NOTE 5 - Acquisition Deposit

On November 26, 2007, the Company entered into a binding letter of intent agreement with Chongqing Fulin Municipal Government, pursuant to which the Company intends to acquire certain assets, including, fixed assets, real estate holding, intellectual property and long term leaseholdings from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity. On December 28, 2007, the Company agreed to pay $411,270 as a down payment. As of December 31, 2007, the Company had a deposit with local government regulatory agent in the amount of 3,977,600 Renminbi, ($545,289 translated at December 31, 2007 foreign exchange rate), of which, 977,600 Renminbi was for the purchase of silkworm seeds ($134,019 translated at December 31, 2007 foreign exchange rate).

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Loans Payable - Short Term

The Company borrowed 6,500,000 Renminbi, ($891,085 translated at December 31, 2007 exchange rate) from Shanghai Pudong Development Bank for working capital purpose on December 29, 2007. This short term loan is due on January 29, 2008 and bears the interest at 6.57% per annum. The loan has been paid in full.

The Company borrowed $20,000 from two non-related individuals. Each loan has a borrowing line of up to $20,000 and bears interest at 8% per annum. The principal and interest is due on April 24, 2008. As of December 31, 2007, accrued interest totaled $2,720.

NOTE 7 - Loans Payable -Related Parties

Loans payable - related parties represent advances made to the Company by its officers. Among the loans payable, $8,348 are payable on demand and bear no interest. Loans from the Company’s officers in the amount of $12,233 bear interest at 8% per annum and are payable on demand. As of December 31, 2007, the accrued interest payable amounted to $1,313.

NOTE 8- Convertible Debt

Convertible debt consists of the following

December 31,
2007
Convertible notes payable
net of unamortized discount of $2,759,821	$540,179
Less: current portion	79,664
Long term portion due after one year	$460,515

On September 12 and September 20, 2007, the Company entered into Subscription Agreements (the "Subscription Agreements") with 11 investors ("Purchasers"), for the purchase and sale of $3,300,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $3,300,000 (the “Note Financing”). The Company received net proceeds from the issuance of convertible debt issuance of $2,622,425 after finance costs of $382,500 and other expenses of $295,075. Pursuant to the terms of the Subscription Agreements, the Company also issued to the Purchasers warrants to purchase up to 26,400,000 shares of common stock of the Company, subject to adjustments for certain issuances and transactions.

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash equal to 115% of 5.55% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date. Said payments commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- Convertible Debt (Continued)

The Notes contain default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 15% per annum. The Notes also contain full ratchet antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $.25 per share. In addition, the Company has to pay the Purchasers an additional amount of principal plus accrued interest if the Company is no longer listed on the Bulletin Board or sells substantially all of its assets.

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing of a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 150 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on Form SB-2 on December 26, 2007 and an amendment on Form S-1 on March 7, 2008 The registration statement hass not been declared effective as of April 11, 2008 (see Note 14).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which the cash component of $382,500 was recorded as deferred finance cost on the balance sheet as an asset and $4,083,834 was recorded as a component of stockholders’ equity, additional paid-in capital. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. For the year ended December 31, 2007, the amortization of the debt discount was $540,179 and the amortization of deferred finance costs was $668,485 Such amortization has been included as interest expense.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Stockholders’ Equity and Share Purchase Agreement

Effective on April 23, 2007, the Company amended its articles of incorporation for the purpose of effecting a one for two and a half (1 for 2.5) forward stock split of its common stock. In addition, the authorized common stock of the Company was increased from 500,000,000 shares, $.001 par value to 1,250,000,000 shares, $.0001 par value. All share and per share data have been given retroactive effect to reflect this recapitalization.

On June 19, 2007, Franklin entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the following persons: Chongqing Qiluo Textile Co. Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”); Xinshengxiang Industrial Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Xinshengxiang”); Mr. Dingliang Kuang (“Dingliang”); and Ms. Yue Kuang (“Yue,” and together with Xinshengxiang and Dingliang, the "Qiluo Shareholders"). Pursuant to the Share Purchase Agreement, Franklin agreed to acquire Qiluo at a closing held simultaneously therewith by purchasing from the Qiluo Shareholders all of their respective shares of Qiluo’s registered capital, which represent 100% of the issued and outstanding registered capital stock of Qiluo. Upon the consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. In consideration therefor, Franklin agreed to issue to the Qiluo Shareholders an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock, see Notes 10), which were allocated between the Qiluo Shareholders as follows: 4,750,000 shares to Xinshengxiang; 125,000 shares to Dingliang; and 125,000 shares to Yue. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, into 10.576 of Franklin's common stock.

In connection with the foregoing transaction, on June 19, 2007, Kelly Fan, the President, Chief Executive Officer, Treasurer, and Director of Franklin, transfered without consideration to the Qiluo shareholders 18,000,000 shares of the common stock of Franklin which were issued and outstanding and held by Ms. Fan. Such shares were allocated between the Qiluo Shareholders as follows: 17,100,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 450,000 shares to Dingliang Kuang; and 450,000 shares to Yue Kuang.

As a result of the foregoing transactions: (a), Xinshengxiang Industrial Development Co., Ltd. holds approximately 81% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; (b) Diangliang Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd. and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner of the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Mr. Kuang thus directly and indirectly (by Xinshengxiang Industrial Development Co., Ltd.) holds approximately 83% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; and (c) Yue Kuang, who is the sister of Diangliang Kuang, directly holds approximately 2% of the total combined voting power of all classes of Franklin’s capital stock who is entitled to vote.

In September 2007, the Company agreed to issue an aggregate of 8,000,000 shares of its common stock valued at $9,200,000 to Bonsai Venture Partner, Ltd., a British Virgin Islands Limited company in consideration for the consulting services rendered. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and the Rule 506 promulgated thereunder. The shares issued in consideration for services rendered were valued at $9,200,000, based on the price of our stock on the date of issuance.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Preferred Stock

On June 18, 2007, the Company designated a series of Preferred Stock known as the “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) by filing a Certificate of Designation with the Secretary of State of Nevada. The number of shares constituting such Series A Preferred Stock was designated to be 5,000,000 shares, par value $0.001 per share. Pursuant to the Certificate of Designation, the principal rights, preferences, powers, limitations and restrictions of the Series A Preferred Stock are as follows:

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

On December 10, 2007, the Company issued an aggregate of 52,880,000 shares of common stock and completed conversion of 5,000,000 shares of Series A Preferred Stock.

NOTE 11 -  Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price

Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - December 31, 2007		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of December 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00
	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement.
The registration statement filed on December 26, 2007 is not effective as of April 15, 2008.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -  Warrants (Continued)

The fair value of these warrants and significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2007:

Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 12 - Related Party Transactions

During 2007, the Company received funds from and advanced funds to Xinshengxiang, its significant shareholder, for working capital purposes (see Note 9). As of December 31, 2007, the excess advance payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess payment to its significant shareholder as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid in capital. Xinshengxiang agrees to repay the excess payment in the second quarter of 2008. Accordingly, the additional paid in capital account will be adjusted upon receipt of repayment as to reverse this nonreciprocal funds transferred to Xinshengxiang.

During 2007, the Company purchased approximately 79 tons raw material-cocoon for approximately $513,000 (3,902,439 Renminbi translated at 2007 average exchange rate) from Xinshengxiang, one of its significant shareholders (see Note 9). The Company sold approximately 7.5 tons finished products - silk for approximately $190,000 (1,441,722 Renminbi translated at 2007 average exchange rate) to Xinshengxiang. The purchase and sale price are based on the market price at the date of transaction.

During 2007, the Company purchased certain used manufacturing equipment from Xinshengxiang, its significant shareholders (see Note 9) in the amount of $147,146 (1,073,350 Renminbi translated at December 31, 2007 exchange rate). The value of used equipment was assessed based on the market price at the purchase date.

Included in the accounts payable at December 31, 2007 is $31,974 (233,091 Renminbi) owed to an employee of the Company.

Accrued Interest payable related to the loans due to an officer has been included in the accounts payable, which amounted to $1,313 at December 31, 2007 (See Note 7).

During 2007, the Company paid Mr. Guo Fan, the spouse of the former CEO, president and director, $80,000 in consulting fees from the proceeds of the sale of the convertible debt.

NOTE 13 -  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in various US financial institutions. As of December 31, 2007, the Company’s cash balance on each US financial institution is covered by Federal Deposit Insurance Corporation.

The Company also maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of December 31, 2007, the Company’s uninsured cash balance was approximately $1,264,007.

The financial position and results of operations of the Company are recorded in Renminbi. Therefore, exchange rate fluctuations could affect the future business operations of the Company as translated to US dollars.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  Commitments and Contingencies

Lease agreement

On January 28, 2007, the Company signed a twenty (20) years lease with Xinshengxiang, a related party, (see Note 9), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $27,418 (200,000 Renminbi translated at December 31, 2007 exchange rate) plus other occupancy costs.

Future annual minimum rentals are as follows:

Year Ending December 31,	Future Minimum Rent Payments US Dollars

2008	$27,418
2009	27,418
2010	27,418
2011	27,418
2012	27,418
Thereafter	388,422

Total	$525,512

Consulting Agreements

On October 1, 2007, the Board determined to engage First Line Capital, LLC for one year term at $5,000 per month and Mr. Guo Fan for one year term at $4,000 for their advisory services. The unpaid consulting service fee amounted to $27,000 as of December 31, 2007, which has been included in the accounts payable balance.

Registration Payment Arrangement

In connection with the sale of convertible debt (see Note 8), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing of a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 150 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Company filed SB-2 registration statement on December 26, 2007 and a Form S-1 on March 7, 2008. The registration statement has not been declared effective as of April 11, 2008. The Company concluded that it is probable that it will be required to remit liquidated damage payments to the investors for failing to file Form SB-2 within 60 days from September 12, 2007. In accordance with FSP 00-19-2 (see Note 2), the Company accrued liquidated damages in the amount of $99,000, which has been included in the accounts payable balance.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Country Risk

As the Company's principal operations are conducted in the People’s Republic of China (the “PRC”), the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in the PRC are denominated in Renminbi, which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

NOTE 15 -  Income Taxes

At December 31, 2007, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $568,000, which may be applied against future taxable income, if any, through 2026 to 2027. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2007, the Company had available foreign net-operating loss carryforward of approximately $455,000, which may be applied against future foreign taxable income, if any, through 2011 to 2012. The utilization of the foreign tax loss carryforwards are subject to the tax regulations of the People’s Republic of China, which, among other things, may require approval by the regulation agency of the utilization.

At December 31, 2007, the Company has deferred tax assets of approximately $343,000 representing the benefit of its federal, state and foreign net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of $295,000.

NOTE 16 -  Subsequent Events

On January 29, 2008, the Company repaid a short term loan in the amount of 6,500,000 Renminbi ($891,085 translated at December 31, 2007 exchange rate) to Shanghai Pudong Development Bank (see Note 6).

On March 12, 2008, the Company paid $26,375 to three private investors, which represents accrued interest of $12,500 and repayment of principal in the amount of $13,875 due on the convertible promissory notes.

On March 14, 2008, the Company issued 4,190,847 shares of its common stock to five (5) other investors, which represents the payment of interest of $115,000 and principal of $127,650 due on March 12, 2008 pursuant to the terms of the Notes (see Note 8). In April 2008, the Company issued 721,973 shares of its common stock to two (2) other investors, which represents the payment of interest of $12,500 and principal of $13,875 due on March 12, 2008 pursuant to the terms of the Notes (see Note 8).

The payment to one investor in the amount of approximately $58,000 is currently in transit.

Item 9.	Changes In and Disagreements with Accountants on Financial Disclosure

On January 2, 2008, the Company changed its principal independent accountants. On such date, Wolinetz, Lafazan & Company, CPA’S, P.C. resigned from serving as the Company’s principal independent accountants. On January 2, 2008, the Company retained RBSM LLP as its principal independent accountants. The decision to change accountants was approved by the Company’s Board of Directors.

The Resignation of Wolinetz, Lafazan & Company, CPA’S, P.C.

Wolinetz, Lafazan & Company, CPA’S, P.C. was the independent registered public accounting firm for the Company from March 23, 2006 (inception) to December 31, 2006 and for the period since then and until January 2, 2008. None of Wolinetz, Lafazan & Company, CPA’S, P.C. reports on the Company’s financial statements from March 23, 2006 (date of inception) to December 31, 2006, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wolinetz, Lafazan & Company, CPA’S, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-K occurred during the period in which Wolinetz, Lafazan & Company, CPA’S, P.C. served as the Registrant’s principal independent accountants. Wolinetz, Lafazan & Company, CPA’S, P.C. did express a concern about the Company’s ability to continue as a going concern for the period March 23, 2006 (date of inception) to December 31, 2006.

The Company has provided Wolinetz, Lafazan & Company, CPA’S, P.C. with a copy of this disclosure and has requested that Wolinetz, Lafazan & Company, CPA’S, P.C. furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Wolinetz, Lafazan & Company, CPA’S, P.C. addressed to the Securities and Exchange Commission dated January 3, 2008 is filed as Exhibit 16.1 to the Current Report filed on Form 8-K filed on January 3, 2008.

The Engagement of RBSM, LLP

Prior to January 2, 2008, the date that RBSM LLP was retained as the principal independent accountants of the Company:

(1) The Company did not consult RBSM LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements;

(2) Neither a written report nor oral advice was provided to the Company by RBSM LLP that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult RBSM LLP regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-K.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2007, there was a change in internal control over financial reporting that has materially affected our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized Franklin Towers has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each of our directors serves for a term of one year or until the successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of our board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our sole director and executive officers.

Name	Age	Positions and Offices Held
Dingliang Kuang	38	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

Dingliang Kuang. On March 12, 2007, Dingliang Kuang was appointed Chairman, President, Chief Executive Officer, Chief Financial Officer and a director of the Company. Since December 2006, Mr. Kuang has been the executive director of Chongqing Qiluo Textile Co., Ltd., our wholly owned subsidiary. From January 2005 to present, Mr. Kuang has been the General Manager of Chongqing Xinshengxiang Industrial Development Co., Ltd., a Chinese limited company, which specializes in the production of canned foods. From January 2002 to December 2005, Mr. Kuang was the General Manager of Chongqing Xinsheng Industrial Development Co., Ltd., also a Chinese limited company, which specializes in the production of canned foods.

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

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only one director, and to date such director has been performing the functions of an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our sole director and executive officers and any persons holding more than 10% of our common stock are required to file with the Commission reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 furnished to Franklin Towers, Franklin Towers is unaware of any persons who during the fiscal year ended December 31, 2007 were directors, officers, or beneficial owners of more than ten percent of the common stock of Franklin Towers who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year.

Item 11.	Executive Compensation

Summary Compensation

During the period from our incorporation on March 23, 2006 (date of inception) through December 31, 2006, Kelly Fan was our President, Chief Executive Officer, and Treasurer, and a Director. During such time period, none of our other officers earned compensation exceeding $100,000 per year.

In April, 2006, we issued 7,600,000 shares of our common stock to Ms. Fan in consideration for her time, efforts, and services rendered in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors further determined that the value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share. As a result of the two and a half for one (2.5:1) forward stock split of our common stock on April 23, 2007, such shares were automatically split on April 23, 2007 to 19,000,000 shares of common stock.

We have no employment agreements with any of our sole director or executive officers. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our sole director or executive officers during the period from the date of our incorporation on March 23, 2006 (date of inception) through December 31, 2006.

The following table sets forth information concerning the compensation paid or earned for the period from the date of our incorporation on March 23, 2006 (date of inception) through December 31, 2006 for services rendered to our Company in all capacities by our Chief Executive Officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Kelly Fan(1)(3)	2007	0	0	0	0	0	0	0	0
	2006	0	0	7,600(2)	0	0	0	0	7,600

(1)	President, Chief Executive Officer, Treasurer, and Director

(2)
Represents the value of 7,600,000 shares of common stock issued in April, 2006 in consideration for time, efforts, and services rendered by Ms. Fan in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors also determined that the fair market value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share. As a result of the two and a half for one (2.5:1) forward stock split of our common stock that occurred on April 23, 2007, such shares were automatically split on April 23, 2007 to 19,000,000 shares of common stock.

(3)
On March 12, 2007, Ms. Kelly Fan resigned from from her positions as director, President, Chief Executive Officer, Treasurer, Chief Financial Officer of the Company. On the same date, the Board of Directors of the Company appointed Dingliang Kuang as a director and as the Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

Outstanding Equity Awards

As of December 31, 2007, neither our sole director nor our sole executive officer held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the fiscal year ended December 31, 2007, no director received any type of compensation from Franklin Towers. No arrangements are presently in place regarding compensation to sole director for her services as director or for committee participation or special assignments. We have not granted any stock options to any of our officers, sole director, or any other persons, but we may grant such options in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 11, 2008, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 96,042,820 shares of our common stock issued and outstanding as of April 11, 2008.

Name of Beneficial Owner	Class of Stock	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Directors and Officers:

Dingliang Kuang(1) 88 Julong Road Lidu Economic Development Zone, Fulin, Chongqing	Common Stock	21,868,300(2)		22.8%

5% Shareholders:

Xinshengxiang Industrial Development Co., Ltd. 88 Julong Road Lidu Economic Development Zone, Fulin, Chongqing China	Common Stock	17,100,000(3)		17.8%

All directors and executive officers as a group (1 person)	Common Stock	21,868,300(2	)(3)	22.8%

(1)
On March 12, 2007, the Board of Directors of the Company appointed Dingliang Kuang as a director and as the Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

(2)
On December 10, 2007, we issued 1,322,000 shares of our common stock to Diangliang Kuang upon the conversion of 125,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was converted into 10.576 shares of our common stock. Diangliang Kuang also owns an additional 450,000 shares of our common stock. Diangliang Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd. and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Mr. Kuang thus directly and indirectly (by Xinshengxiang Industrial Development Co., Ltd.) owns 21,868,300 shares of Franklin’s common stock. As such, Mr. Kuang directly and indirectly holds approximately 22.8% of the issued and outstanding shares of Franklin’s capital stock entitled to vote.

(3)
Xinshengxiang Industrial Development Co., Ltd. and Dingliang Kuang, the former majority holders of of Qiluo, and the holders of 17,100,000 shares of our common stock, have pledged such shares as additional security for our obligation to investors made in connection with the offering of the secured convertible promissory notes held in September 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In April, 2006, we issued 7,600,000 shares of common stock to Kelly Fan, our former President, Chief Executive Officer, Treasurer, and Director. The shares were issued in consideration for her time, efforts, and services in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $7,600. Our Board of Directors further determined that the value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Ms. Fan was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. As a result of the two and a half for one (2.5:1) forward stock split of our common stock that occurred on April 23, 2007, such shares were automatically split on April 23, 2007 to 19,000,000 shares of common stock.

On June 19, 2007, Franklin issued 4,750,000 shares of its Series A Convertible Preferred Stock to Xinshengxiang Industrial Development Co., Ltd. The foregoing shares were issued pursuant to the Share Purchase Agreement, dated June 19, 2007, among Franklin, Qiluo, Xinshengxiang Industrial Development Co., Ltd. and the other stockholders of Qiluo. In consideration for such shares, Xinshengxiang Industrial Development Co., Ltd. conveyed to Franklin all of its shares of the registered capital of Qiluo. Such securities were issued under Regulation S promulgated under the Securities Act of 1933, as amended. Xinshengxiang Industrial Development Co., Ltd. represented to us that such person was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Such person further represented that at the time of the origination of contact concerning the Share Purchase Agreement and the date of the execution and delivery of the Share Purchase Agreement, such person was outside of the United States. Franklin did not make any offers in the United States, and there were no selling efforts in the United States. Xinshengxiang Industrial Development Co., Ltd also owns 17,100,000 shares of Franklin Towers’ issued and outstanding shares of common stock as a result of the foregoing transaction. Kelly Fan, our former President, Chief Executive Officer, Chief Financial Officer, and Director, transferred without consideration to the Qiluo Shareholders 18,000,000 shares of the common stock of Franklin which were issued and outstanding and held by Ms. Fan. Such shares were allocated between the Qiluo Shareholders as follows: 17,100,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 450,000 shares to Dingliang Kuang; and 450,000 shares to Yue Kuang.

On December 10, 2007, Xinshengxiang Industrial Development Co., Ltd., converted 4,750,000 shares of our outstanding Series A Convertible Preferred Stock into 50,236,000 shares of common stock. Xinshengxiang Industrial Development Co., Ltd. subsequently transferred such shares to its 275 shareholders.

On June 19, 2007, Franklin issued to Diangliang Kuang 125,000 shares of Series A Convertible Preferred shares. Such shares were converted into 1,322,000 shares of common stock on December 10, 2007. Mr. Kuang also directly owns 3,446,300 shares of common stock, 2,996,300 shares of which were acquired as a result of Xinshengxiang Industrial Development Co., Ltd distribution to its shareholders and 450,000 shares of which were acquired in the June 19, 2007 transfer from Kelly Fan, our President and Chief Executive Officer. Mr. Kuang is also deemed to be the indirect beneficial owner the 17,100,000 shares of the common stock owned by Xinshengxiang Industrial Development Co., Ltd. Mr. Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd. and thus has voting, investment, and dispositive control over the shares of our common stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang directly and indirectly owns 21,868,300 shares of our common stock, which is approximately 24.0% of our issued and outstanding shares of common stock.

Xinshengxiang Industrial Development Co., Ltd. leases to Qiluo the building containing Qiluo’s offices and principal place of business. Such building has an area equal to 122,700 square feet and is located at 88 Julong Road, Lidu Economic Development Zone, Fulin, Chongqing. Qiluo leases such building pursuant to a lease agreement, dated January 28, 2007, between Qiluo, as tenant, and Xinshengxiang Industrial Development Co., Ltd., as landlord. The term of the lease is twenty years and the monthly rent is $2,284. Mr. Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd.

During 2007, we received funds from and advanced funds to Xinshengxiang, its significant shareholder, for working capital purposes). As of December 31, 2007, the excess advance payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess payment to its significant shareholder as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid in capital. Xinshengxiang agrees to repay the excess payment in the second quarter of 2008. Accordingly, the additional paid in capital account will be adjusted upon receipt of repayment as to reverse this nonreciprocal funds transferred to Xinshengxiang.

Kelly Fan, our former President and Chief Executive Officer, made advances to us in the aggregate of approximately $12,233, which bear interest at 8% per annum. As of December 31, 2007, the accrued interest payable was in the amount of $1,313.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Currently, we have only one director and we believe that such directors currently does not meet the definition of "independent" as promulgated by the rules and regulations of Nasdaq.

Item 14.	Principal Accountant Fees and Services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was $0.

Audit Fees

RBSM LLP provided audit services to Franklin Towers in connection with its annual report for the fiscal year ended December 31, 2007. The aggregate fees billed by RBSM LLP for the audit of Franklin Towers’ annual financial statements during the fiscal year ended December 31, 2007 was $0.

Wolinetz, Lafazan & Company, P.C. provided audit services to Franklin Towers in connection with its annual report for the fiscal year ended 2006. The aggregate fees billed by Wolinetz, Lafazan & Company, P.C. for the audit of the Company’s annual financial statements and a review of Franklin Towers’ quarterly financial statements during the fiscal year ended December 31, 2007 and 2006 were $22,000 and $83,000, respectively.

Audit Related Fees

RBSM LLP billed no fees in 2007 for professional services rendered to Franklin Towers that are reasonably related to the audit or review of Franklin Towers’ financial statements that are not disclosed in “Audit Fees” above.

Wolinetz, Lafazan & Company, P.C. billed no fees in 2006 for professional services rendered to Franklin Towers that are reasonably related to the audit or review of Franklin Towers’ financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

RBSM LLP billed no fees in 2007 for professional services rendered to Franklin Towers in connection with the preparation of Franklin Towers’ tax returns for the respective periods.

Wolinetz, Lafazan & Company, P.C. billed to Franklin Towers $0 fees in 2006 for professional services rendered in connection with the preparation of Franklin Towers’ tax returns.

All Other Fees

RBSM LLP billed no fees in 2007 for other professional services rendered to Franklin Towers or any other services not disclosed above.

Wolinetz, Lafazan & Company, P.C. billed no fees in 2006 for other professional services rendered to Franklin Towers or any other services not disclosed above.

Audit Committee Pre-Approval

Franklin Towers does not have a standing audit committee. Therefore, all services provided to the Company by RBSM LLP and Wolinetz, Lafazan & Company, P.C. as detailed above, were pre-approved by Franklin Towers’ board of directors.

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1
Articles of Incorporation (filed as Exhibit 3.1 to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2006 (SEC File No. 333-135199) and incorporated herein by reference).

3.2	Bylaws of Franklin Towers (incorporated by reference to Exhibit 3.2 to Franklin Towers Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

4.1
Specimen Common Stock (incorporated by reference to Exhibit 4.1 to Franklin’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2006 (SEC File No. 333-135199).

4.2
Certificate of Designation for Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on June 14, 2007 (incorporated by reference to Exhibit 4.1 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007).

4.3	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2007).

4.4	Form of Class A and Class B Warrant (incorporated by reference to Exhibit 4.2 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.1	Share Purchase Agreement, dated June 19, 2007, among Franklin Towers Enterprises, Inc., Xinshengxiang Industrial Development Co., Ltd., Mr. Dingliang Kuang, and Ms. Yue Kuang on October 14, 2005).

10.2
English Translation of Purchase and Sale Contract, dated December 18, 2006, between Hangzhou Textile Machinery Limited Company and Qiluo (incorporated by reference Exhibit 10.2 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007).

10.3
English Translation of Leasehold Agreement, dated March 1, 2007, between Chongqing Xinshengxiang Industrial Development Co., Ltd. and Qiluo (incorporated by reference Exhibit 10.3 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007).

10.4
Stock Purchase Agreement, dated June 19, 2007, among Kelly Fan Xinshengxiang Industrial Development Co., Ltd., Mr. Dingliang Kuang, and Ms. Yue Kuang (incorporated by reference Exhibit 99.1 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007).

10.5
Subscription Agreement, dated September 12, 2007, between Franklin Towers Enterprises, Inc. and the Purchasers named on the signature page thereto. (incorporated by reference Exhibit 10.1 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

Exhibit No.	Description
10.6
Security Agreement dated September 12, 2007, by and between Purchasers, Barbara R. Mittman, as Collateral Agent for the Purchasers and Franklin Towers Enterprises, Inc. and Chongqinq Qiluo Textile Co., Ltd, as Debtors, (incorporated by reference Exhibit 10.2 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.7
Collateral Agent Agreement dated September 12, 2007, by and among the Purchasers, Barbara R. Mittman, as Collateral Agent for the Purchasers and Franklin Towers Enterprises, Inc. and Chongqinq Qiluo Textile Co., Ltd. (incorporated by reference Exhibit 10.3 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.8
Stock Pledge Agreement dated September 12, 2007, made by, Xinshengxiang Industrial Development Co., Ltd. and Dingliang Kuang, in favor of the Purchasers (incorporated by reference Exhibit 10.4 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.9	Form of Guaranty (incorporated by reference to Exhibit 10.5 to Fanklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.10	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.5 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.11
Letter Agreement, dated November 28, 2007, between the Registrant and Zhengzhong Silkworm Industrial Development Co. (incorporated by reference Exhibit 10.6 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2007).

10.12
Letter Agreement, dated November 28, 2007, between the Registrant and Chongqing Wintus New Star Enterprises Group, Ltd. (incorporated by reference Exhibit 10.7 to Franklin’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2007).

31.1	Certification Of Chief Executive Officer Pursuant To Section 302(A) Of The Sarbanes-Oxley Act Of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2008.

Date: April 15, 2008	FRANKLIN TOWERS ENTERPRISES, INC.

	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer,
Chairman, and Director (Principal
Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dingliang Kuang	Director, President, Chief Executive	April 15, 2008
Name: Dingliang Kuang	Officer and Chairman