Form 10-Q
period 2008-03-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2008-05-21
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-52150

FRANKLIN TOWERS ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-4069588 (IRS Employer ID Number)

88 Julong Road
Lidu Economic Development Zone
Fulin, Chongqing, China
(Address of principal executive offices)

011-86-2372183330
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures

PART II
Item 1. Legal Proceedings
Item IA. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2007 and the three months ended March 31, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-17

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Business and Basis of Presentation

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada. Franklin originally intended to engage in the manufacture, processing and distribution of frozen Pan Asian food.

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd.(“Qiluo”), a limited liability company organized under the laws of the People’s Republic of China, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (see Note 10). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

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

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo renamed to “Chongqing Qiluo Textile Co., Ltd.” After the acquisition, Franklin will focus on the production and sale of silk and silk products. The Company started its test production at the end of June 2007 and commenced operations from the third quarter of 2007.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements included the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,541,660, which included the amortization of deferred finance cost and debt discount of $1,054,035 for the quarter ended March 31, 2008. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $13,049,756 at March 31, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was less than 1% for the three months ended March 31, 2008. The Company had a working capital deficiency of $934,701 at March 31, 2008. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

During first quarter of 2008, the Company received proceeds from a significant shareholder in the amount of $219,693 as a repayment of nonreciprocal funds transferred to this shareholder during 2007.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications

Certain items in these unaudited condensed consolidated financial statements have been reclassified to confirm to the current period’s presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements " ("SFAS No. 157" ) and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). In February 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows. The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements (Continued)

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Audit Guide"). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

In March 2008, the FASB" issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter and or the entire year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10K filed on April 15, 2008 with SEC.

The condensed consolidated financial statements as of December 31, 2007 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 3 - Net Loss Per Common Share

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - 13,200,000 and warrants – 30,360,000, at March 31, 2008), are anti-dilutive.

NOTE 4 - Inventories

 Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)

Finished Goods	$274,000	$544,327
Raw Materials	37,853	182,335
Work in Process	109,757	12,837

Total	$421,610	$739,499

NOTE 4 – Inventories (Continued)

Finished goods consist of those silks and by products available for sales. There was no valuation allowance for inventory loss at March 31, 2008 and December 31, 2007.

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:
Fixed Assets	Estimated Usefull Life	March 31, 2008	December 31, 2007
		(Unaudited)
Manufacture Equipment	10	$679,784	$516,381
Auxiliary Equipment	10	6,760	7,878
Office Equipment	3-5	19,387	15,991
Automobile	5	121,219	-
Furnitures and Fixtures	5-7	26,914	25,872
Construction in progress		13,324	-

		867,388	566,122
Less: Accumulated Depreciation		65,557	48,490

		$801,831	$517,632

Depreciation expense was $14,819 for the three month ended March 31, 2008, of which, $12,496 was included in the cost of goods sold.

During the first quarter of 2008, management reviewed the useful lives and residual value of the Company’s machinery and equipment and compared to standard industry. Management has determined the production equipments acquired in 2007, which were originally estimated to have a 5-7 years useful lives should be increased to 10-years useful lives and with a residual value of 5% of their original costs. Accordingly, effective January 1, 2008, the Company has changed the depreciation lives for the production equipments and auxiliary equipments to the estimated useful lives of 10 years.

NOTE 6 - Acquisition Deposit

On November 26, 2007, the Company entered into a binding letter agreement with Chongqing Fulin Municipal Government, pursuant to which the Company intends to acquire certain assets, including, fixed assets, real estate holding, intellectual property and long term leaseholdings from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity. On December 28, 2007, the Company entered into a letter of intend agreement with Chongqing Fulin Municipal Government and agreed to pay 3,000,000 Renmimbi ($427,831 translated at March 31, 2008 foreign exchange rate) as a down payment. At March, 2008, the Company had a deposit with local government regulatory agent in the amount of 3,977,600 Renminbi, ($567,246 and $545,289 translated at March 31, 2008 and December 31, 2007 foreign exchange rates, respectively), of which, 977,600 Renminbi was for silkworm seeds ($139,415 and $134,019 translated at March 31, 2008 and December 31, 2007 foreign exchange rates, respectively).

On March 19, 2008, the Company signed a contract with Chongqing Fulin State Owned Assets Management Co. to rent and use state owned cocoon purchase station and warehouse at no cost from March 19, 2008 to March 18, 2009. The Company paid a deposit of 50,000 Renminbi ($7,130 translated at March 31, 2008 foreign exchange rate) to Chongqing Fulin State Owned Assets Management Co. as required by the rent contract.

NOTE 7 - Loans Payable – Short Term

The Company borrowed 6,500,000 Renminbi, ($891,085 translated at December 31, 2007 exchange rate) from Shanghai Pudong Development Bank for working capital purpose on December 29, 2007. This short term loan was repaid on January 29, 2008.

The Company borrowed $20,000 from two non-related individuals. Each of these loans, $10,000 each, with a borrowing line of up to $20,000, bears the interest at 8% per annum. The principal and interest is due on April 24, 2008. As of March 31, 2008, the accrued interest totaled $3,127. The Company did not repay these two loans as of May 20, 2008.

NOTE 8 - Loans Payable -Related Parties

Loans payable – related parties represent advances made to the Company by its one significant shareholder and by a former officer. Loan payable due to its shareholder amounted to $253,617 (see Note 13), which is payable on demand and bears no interest. Loans payable due to its former officer totaled $20,581. Among the loans payable to its former officer, $8,348 are payable on demand and bear no interest; $12,233 bear interest at 8% per annum. As of March 31, 2008, the accrued interest payable amounted to $1,558.

NOTE 9 - Convertible Debts

Convertible debt consists of the following

	March 31, 2008	December 31, 2007
	(Unaudited)
Convertible notes payable net of unamortized discount of $2,322,629 and $2,759,821, respectively	$835,846	$540,179
Less: current portion	561,777	79,664
Long term portion	$274,069	$460,515

On September 12 and September 20, 2007, the Company entered into Subscription Agreements (the "Subscription Agreements") with 11 investors ("Purchasers"), for the purchase and sale of $3,300,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $3,300,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $2,622,425 after finance costs of $382,500 and other expenses of $295,075. Pursuant to the terms of the Subscription Agreement, the Company also issued to the Purchasers warrants to purchase up to 26,400,000 shares of common stock of the Company, subject to adjustments for certain issuances and transactions.

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash equal to 115% of 5.55% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

NOTE 9 - Convertible Debts (Continued)

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing of a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 150 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed SB-2 registration statement on December 26, 2007. The registration statement has not been declared effective as of May 20, 2008 (see Note 16).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334 of which, $382,500 recorded as an assets – deferred finance cost and $4,083,834 recorded as a component of stockholders’ equity, additional paid-in capital. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. The amortization of these deferred finance costs and debt discount are reported as a component of the interest expense. The amortization of deferred finance costs and debt discount for the three months ended March 31, 2008 were $541,036 and $437,192, respectively. Such amortizations have been included as interest expense.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 to three private investors, which represents accrued interest of $12,500 to three private investors and repayment of principal in the amount of $13,875 due on the convertible promissory notes.

NOTE 10 - Stockholders’ Equity and Share Purchase Agreement

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

On June 19, 2007, Franklin entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the following persons: Chongqing Qiluo Textile Co. Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”); Xinshengxiang Industrial Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Xinshengxiang”); Mr. Dingliang Kuang (“Dingliang”); and Ms. Yue Kuang (“Yue,” and together with Xinshengxiang and Dingliang, the "Qiluo Shareholders"). Pursuant to the Share Purchase Agreement, Franklin agreed to acquire Qiluo at a closing held simultaneously therewith by purchasing from the Qiluo Shareholders all of their respective shares of Qiluo’s registered capital, which represent 100% of the issued and outstanding registered capital stock of Qiluo. Upon the consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. In consideration therefor, Franklin agreed to issue to the Qiluo Shareholders an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock, see Notes 11), which were allocated between the Qiluo Shareholders as follows: 4,750,000 shares to Xinshengxiang; 125,000 shares to Dingliang; and 125,000 shares to Yue. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, into 10.576 of Franklin's common stock.

In connection with the foregoing transaction, on June 19, 2007, Kelly Fan, the former President, Chief Executive Officer, Treasurer, and Director of Franklin, transferred without consideration to the Qiluo Shareholders 18,000,000 shares of the common stock of Franklin which were issued and outstanding and held by Ms. Fan. Such shares were allocated between the Qiluo Shareholders as follows: 17,100,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 450,000 shares to Dingliang Kuang; and 450,000 shares to Yue Kuang.

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

In March 2008, the Company issued 4,190,847 shares of its common stock to other five investors, which represented the payment of accrued interest of $115,000 and repayment of principal in the amount of $127,650 due on March 12, 2008 pursuant to the terms of the Notes (see Note 9). The issuing price was calculated at 75% of average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

NOTE 11 - Preferred Stock

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

Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, without payment of additional consideration, 10.576 shares of the Company’s common stock. Holders of Series A Preferred Stock shall be entitled to vote, together with holders of common stock as a single class, on all matters upon which stockholders of the Company are entitled to vote, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock shall rank senior to the common stock. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock of the Company and any other issue of stock, should there be any, by reason of their ownership thereof, an amount per share equal to $0.001 per each share of Series A Preferred Stock owned by such shareholder plus any declared and unpaid dividends on the Series A Preferred Stock.

On December 10, 2007, the Company issued an aggregate of 52,880,000 shares of common stock and completed conversion of 5,000,000 shares of Series A Preferred Stock.

NOTE 12 - Warrants

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding -January 1, 2007		-	$-
Issued, Class A Warrants	09/12/07	13,200,000	0.50
Issued, Class B Warrants	09/12/07	13,200,000	1.00
Issued, Finder's Fees Warrants	09/12/07	3,960,000	0.25

Outstanding - March 31, 2008 (Unaudited) and December 31, 2007		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of March 31, 2008:
Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$ 0.50	13,200,000	5.00	0.50	13,200,000	0.50
$ 1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement.
The registration statement filed on December 26, 2007 is not effective as of May 20, 2008.

NOTE 12 - Warrants (Continued)

The fair value of these warrants and significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 13 - Related Party Transaction

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 10) for working capital purpose . As of December 31, 2007, the excess advanced payment to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess payment to its significant shareholder as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid in capital. Xinshengxiang repaid $219,693 during the first quarter of 2008. Accordingly, the repayment was recorded as an additional paid in capital to reverse the nonreciprocal funds transferred to Xinshengxiang for the amount returned. A historical foreign exchange rate (December 31, 2007 exchange rate) will be used in tracking Xinshengxinag’s repayment.

During first quarter of 2008, the Company purchased approximately $253,600 (1,850,000 Renminbi) worth of manufacturing equipment and an automobile from Xinshengxiang, one of its significant shareholders (see Note 10). The value of the used equipment was assessed based on the market price at the purchase date. Since the payment method is not decided yet, the Company recorded the amount due to Xinshengxiang as loan payable – related parties.

In addition, the Company purchased approximately 4.2 tons raw material–cocoon, approximately $324,304 (2,365,630 Renminbi) from Xinshengxiang during the first quarter of 2008. The purchase and sale price are based on the market price at the date of transaction. The Company did not make payments to these purchases at March 31, 2008. The amount owed to Xinshengxiang was included in the balance of accounts payable.

Accrued interest payable related to the loans due to a former officer has been included in accounts payable, which amounted to $1,558 and $1,313 at March 31, 2008 and December 31, 2007, respectively (see Note 8).

The Company paid two months of consulting fee totaled to $8,000 to Mr. Guo Fan, spouse of former officer during the first quarter of 2008.

NOTE 14 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances in various US financial institutions. As of March 31, 2008 and December 31, 2007, the Company’s cash balance on each US financial institution is covered by Federal Deposit Insurance Corporation.

The Company also maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. The Company’s uninsured cash balance was approximately $78,356 and $1,264,007 as of March 31, 2008 and December 31, 2007, respectively.

The financial position and results of operations of the Company are recorded in Renminbi. Therefore, exchange rate fluctuations could affect the future business operations of the Company as translated to US dollars.

NOTE 15 - Commitments and Contingencies

Lease agreement

On January 28, 2007, the Company signed a twenty (20) years lease with Xinshengxiang, a related party, (see Note 10), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $28,522 (200,000 Renminbi translated at March 31, 2008 exchange rate) plus other occupancy costs.

Future annual minimum rentals are as follows:
Period Ending March 31,	Future Minimum Rent Payments US Dollars
2009	$28,522
2010	28,522
2011	28,522
2012	28,522
2013	28,522
Thereafter	404,061

Total	$546,671

Consulting Fee Payment

On October 1, 2007, the Board determined to engage First Line Capital, LLC for one year term at $5,000 per month and Mr. Guo Fan for one year term at $4,000 per month for their advisory services. The unpaid consulting service fee amounted to $36,000 and $27,000 as of March 31, 2008 and December 31, 2007, respectively, which has been included in the accounts payable balances.

Registration Payment Arrangement

In connection with the convertible debt (see Note 9), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing of a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 150 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Company filed SB-2 registration statement on December 26, 2007 and Form S-1/A on March 7, 2008. The registration statement has not been declared effective as of May 20, 2008. The Company concluded that it is probable that it will be required to remit liquidated damage payment to the investors for failing to file Form SB-2 within 60 days from September 12, 2007. In accordance with FSP 00-19-2, the Company accrued liquidated damage in the amount of $196,585 and $99,000 during the first quarter 2008 and fourth quarter 2007, respectively, which has been included in the accounts payable balances.

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

In addition, all of the Company's transactions undertaken in the PRC are denominated in Renminbi, which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

NOTE 16 - Subsequent Events

On April 1, 2008, the Company issued 721,973 shares of its common stock to two (2) investors, which represents the payment of interest of $5,000 and principal of $13,875 due by March 12, 2008 pursuant to the terms of the Notes (see Note 9).

During April 2008, the Company issued additional 7,316,284 shares of its common stock to six (6) investors, which represents the payment of interest of $23,751 and principal of $113,775 due by April 12, 2008 pursuant to the terms of the Notes (see Note 9).

The Company was in default to one investor resulted from the Company‘s delay of repayment in cash. As of May 20, 2008, the Company owed to this investor principal amount of approximately $83,250 and accrued interest payable of $37,500. Such amount has not included the additional interest resulting from the default (see Note 9), which amounted to $12,500.

As of May 20, 2008, the Company was in default to other four (4) investors on payments scheduled on April 12, 2008. The Company owed principal of $41,625 and accrued interest of $5,903. Such amount has not included the additional interest resulting from the default (see Note 9).

As of May 20, 2008, the Company was in default to ten (10) investors on payments scheduled on May 12, 2008. The Company owed principal of $155,250 and accrued interest of $21,090. Such amount has not included the additional interest resulting from the default (see Note 9).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1/A, and Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2008 and April 15, 2008, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

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

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Qiluo, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

Since its acquisition of Qiluo, Franklin is no longer engaged in the manufacturing, processing, and distribution of frozen Pan Asian foods. Instead, it is now engaged in the production and sale of raw silk.

Our Business

Through our subsidiary, Qiluo, we are engaged in the manufacture and sale of raw silk in the Fulin District of Chongqing Municipality, China. Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Textile Co. Ltd.” under the laws of the People’s Republic of China. Qiluo was a development stage company, which commenced operations in August 2007. Qiluo’s executive offices and principal place of business is located in the Fulin District of Chongqing Municipality, China. The primary goal of Qiluo is to be the leader in silk manufacturing in the local area of Fulin, Chongqing, China.

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

In order to gain a competitive edge in the centralization of the silk industry in Chongqing, Qiluo had to seek out methods to bring together what had typically been a very fragmented industry and co-ordinate the entire silk manufacturing process. This process includes everything from sericulture, to harvesting and processing the cocoons, through to the manufacturing and exportation of either finished or raw silk products. On January 28, 2007, the Company signed a twenty (20) year lease effective as of March 1, 2007 with Xinshengxiang, the holder of approximately 17.8% of our common stock, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $27,418 plus other occupancy costs. The leased factory building is equipped with brand new state-of-the-art manufacturing machinery and housing facilities. We believe that the investment in the newest high-end silk manufacturing machinery will elevate both the quality and the quantity of the silk produced.

Manufacturing equipment and facilities include:

☐	Administrative building

☐	Secondary process centre

☐	12 electric automatic reeling machines

☐	Vacuum infiltration equipment

☐	Water infiltration equipment

☐	Ventilation & air condition

☐	Hydration distribution facility

On December 18, 2006, Qiluo entered into a purchase agreement with Hangzhou Textile Machinery Co. Ltd., pursuant to which Qiluo agreed to purchase six new silk drawing machinery units. The aggregate purchase price for such units was approximately $314,000 which has been paid in full. The six silk drawing machinery units have been delivered and installed at Qiluo’s premises.

Qiluo’s manufacturing facilites are capable of producing 600 tons of raw silk per year. Qiluo also intends to further expand its production ability by acquiring silkworm production bases and silk textile production capacity in the local area. On November 26, 2007, we entered into a binding letter of intent with Zhengzhong Silkworm Industrial Development Co., a limited liability company organized under the laws of the People’s Republic of China (“Zhengzhong”), pursuant to which we intend to acquire from Zhengzhong certain assets, including, fixed assets, real estate holdings, intellectual property and a long term lease of approximately 15,000 acres of mulberry farms, in consideration for a purchase price to be mutually agreed upon after the we have has completed our due diligence investigation of Zhengzhong and its assets. On December 28, 2007, the Company made a deposit with local government regulatory agent in the amount of 3,977,600 Renminbi ($567,246 and $545,289 translated at March 31, 2008 and December 31, 2007 foreign exchange rates, respectively).

On November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus New Star Enterprises Group, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Wintus”), pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and capital stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.

During the first quarter of 2008, the Company purchased approximately $253,600 (1,850,000 Renminbi) worth of manufacturing equipment and an automobile from Xinshengxiang, one of its significant shareholders. The value of the used equipment was assessed based on the market price oat the date of purchase. In addition, the Company purchased approximately 4.2 tons raw material-cocoon for approximately $324,304 (2,365,630 Renminbi) from Xinshengxiang during the first quarter of 2008. The purchase and sale price are based on the market price at the date of the transaction. The Company did not make payments to these purchases at March 31, 2008. The balance owed to Xinshengxiang was recorded as loans payable to a related third party.

The creation of Qiluo’s facility with modern processing equipment, the acquisition from Xinshengxiang, together with our intended acquisitions of Zhengzhong and Wintus, will allow Qiluo to maximize both output and quality of silk production. Qiluo is aligned with the governments’ vision for the future economic development of the Chinese textile industry. The carefully mapped out plan pushes forward scientific and technological progress, focusing on indigenous innovation for a shift to a new growth model, upgrading and optimizing industrial structure and striving for a complete, coordinated and sustainable development for the Chinese textile industry.

Plan of Operation

Qiluo was formed in December 2006, started its test production at the end of June 2007 and commenced it operations during the third quarter of 2007. Qiluo currently has 8 silk reeling machines, of which 6 are in operation. We anticipate that the remaining 4 reeling machines, which are currently being assembled, are likely to start production in June 2008.

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

In an effort to maximize both output and quality of our silk production, through Qiluo, we are contemplating the acquisition of various other silk worm farms and/or existing manufacturing facilities. On November 26, 2007, we entered into a letter of intent with Zhengzhong, pursuant to which we intends to acquire from Zhengzhong certain assets, including, fixed assets, real estate holdings, intellectual property and a long term lease of approximately 15,000 acres of mulberry farms, in consideration for a purchase price to be mutually agreed upon after the we have has completed our due diligence investigation of the Zhengzhong and its assets.

Furthermore, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.

Also, during the first quarter of 2008, the Company purchased manufacturing equipment, an automobile for approximately $253,600 (1,850,000 Renminbi) from Xinshegxiang, one of our significant shareholders. The Company also purchased approximately 4.2 tons of raw material-cocoons valued at $324,304 (2,365,630 Renminbi) from Xinshengxiang during the first quarter of 2008. The Company did not make payments to these purchases at March 31, 2008. The amount owed to Xinshengxiang was included in the balance of accounts payable.

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

The creation of Qiluo’s new facility with modern processing equipment, together with the purchases from Xinshengxiang and the acquisition of Zhengzhong and Wintus, will allow Qiluo to maximize both output and quality of silk production. Qiluo is aligned with the governments’ vision for the future economic development of the Chinese textile industry. The carefully mapped out plan pushes forward scientific and technological progress, focusing on indigenous innovation for a shift to a new growth model, upgrading and optimizing industrial structure and striving for a complete, coordinated and sustainable development for the Chinese textile industry.

Results of Operations

Through, Qiluo, we are currently engaged in the production and sale of raw silk. The Company commenced operations during the third quarter of 2007 after the acquisition of Qiluo, its Chinese subsidiary in June 2007. The acquisition is accounted for as a “reverse acquisition”, since the stockholders of Qiluo owned a majority of Franklin’s common stock immediately following the transaction. Qiluo is treated as the continuing entity although Franklin is the legal acquirer. Consequently, the Company has no comparative first fiscal quarter for 2007, other than the operating expenses incurred while operating under a development stage enterprise.

For first quarter ended March 31, 2008, we produced approximately 33 tons of raw silk and generated $1,325,660 in net sales and gross profits of $10,799. Our net sales were the result of purchases made by three of our major customers. Tong Liang Wei Xin Zhen Honh Da Si Main Chang, accounted for approximately 42.6% of our net sales; Chongqing Si Lan Si Juang Co., accounted for approximately 18% of our net sales; and Yu Bei Ming Hua Trading Co., accounted for approximately13.5% of our net sales.

Our total operating expenses for the first quarter ended March 31, 2008 were $215, 699, as compared to $76,712 for the three months ended March 31, 2007. The increase was primarily due to the Company’s commencement of its operations, which started during the third quarter of 2007.

We had a loss from operations in the amount of $1,541,660 for the three months ended March 31, 2008, as compared to $76,317 for the three months ended March 31, 2007 for the same reason as discussed above.

Liquidity and Capital Resources

As of March 31, 2008, we had $79,789 in cash and cash equivalents. During the fiscal quarter ended March 31, 2008, the Company owed an aggregate of $340,650 representing the principal repayment and accrued interest owed to note holders as of March 12, 2008. Some note holders elected to convert the March 12, 2008 payments into shares of common stock.

On March 12, 2008, the Company paid $26,375 to three investors, which represents accrued interest of $12,500 and repayment of principal in the amount of $13,875 due on the convertible promissory notes.

On March 14, 2008, the Company issued 4,190,847 shares of its common stock to five (5) other investors, which represents the payment of interest of $115,000 and principal of $127,650 due on March 12, 2008 pursuant to the terms of the Notes.

In April 2008, the Company issued 721,973 shares of its common stock to two (2) other investors, which represents the payment of interest of $5,000 and principal of $13,875 due on March 12, 2008 pursuant to the terms of the Notes.

During April 2008, the Company issued an additional 7,316,284 shares of its common stock to six (6) investors, which represents the payment of interest of $23,751 and principal of $113,775 due by April 12, 2008 pursuant to the terms of the Notes.

As of April 12, 2008, the Company was in default to four (4) investors for the principal amount of $41,625 and accrued interest of $5,903.

The Company was in default to one investor resulted from the Company‘s delay of repayment in cash. As of May 20, 2008, the Company owed to this investor principal amount of approximately $83,250 and accrued interest payable of $37,500. Such amount has not included the additional interest resulting from the default, which amounted to $12,500.

As of May 20, 2008, the Company was in default to other four (4) investors on payments scheduled on April 12, 2008. The Company owed principal of $41,625 and accrued interest of $5,903. Such amount has not included the additional interest resulting from the default.

As of May 20, 2008, the Company was in default to ten (10) investors on payments scheduled on May 12, 2008. The Company owed principal of $155,250 and accrued interest of $21,090. Such amount has not included the additional interest resulting from the default.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,541,660, which included the amortization of deferred finance cost and debt discount of $1,054,035 for the quarter ended March 31, 2008. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $13,049,756 at March 31, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was less than 1% for the three months ended March 31, 2008. The Company had a working capital deficiency of $934,701 at March 31, 2008. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

During first quarter of 2008, the Company received proceeds from a significant shareholder in the amount of $219,693 as a repayment of nonreciprocal funds transferred to this shareholder during 2007.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on April 15, 2008 and Note 1 of Notes to Condensed Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” included in Part I, Item 1, Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on April 15, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

none

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

none

Item 3.  Defaults Upon Senior Securities.

-----------

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Dingliang Kuang, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

32.1	Section 1350 Certifications of Dingliang Kuang, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: May 20, 2008	By:	/s/Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)