Form 10-Q/A
period 2008-03-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2008-05-21
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,789	$1,311,939
Accounts receivable - net of allowance of $11,640 and $2,146 as of March 31, 2008 and December 31, 2007, respectively	890,345	105,160
Inventories	421,610	739,499
Prepaid expense	188,098	15,102
Total Current Assets	1,579,842	2,171,700
Property and Equipment, net	801,831	517,632
Other Assets:
Acquisition deposit	574,376	545,289
Deferred finance cost - net of amortization of $158,209 and $82,402 as of March 31, 2008 and December 31, 2007, respectively	224,291	300,098
	798,667	845,387
TOTAL ASSETS	$3,180,340	$3,534,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Convertible notes payable - net of unamortized discount of $1,636,022 and $1,680,939 as of March 31, 2008 and December 31, 2007, respectively	$561,777	$79,664
Loans payable	20,000	911,085
Accounts payable	1,658,568	1,213,282
Loans payable - related parties	274,198	20,581
Total Current Liabilities	2,514,543	2,224,612
Long Term Liabilities:
Convertible notes payable - net of unamortized discount of $686,607 and $1,078,882 as of March 31, 2008 and December 31, 2007, respectively	274,069	460,515
TOTAL LIABILITIES	2,788,612	2,685,127
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, Nil share issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 95,320,847 shares and 91,130,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	9,532	9,113
Deferred finance cost	(2,874,313)	(3,415,349)
Additional paid-in capital	16,121,624	15,659,700
Accumulated deficit	(13,049,756)	(11,508,096)
Accumulated other comprehensive income	184,641	104,224
Total Stockholders' Equity	391,728	849,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,180,340	$3,534,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2008	2007

Net Sales	$1,325,660	$-
Cost of Sales	1,314,861	-
Gross Profit	10,799	-

Operating Expenses:
Professional fees	119,860	74,064
Depreciation and amortization	2,322	-
General and Administrative expenses	93,517	2,648
Total Operating Expenses	215,699	76,712
Loss From Operations	(204,900)	(76,712)

Other Income (Expenses):
Interest income	1,439	395
Interest Expense	(1,338,199)	-
Total Other Income (Expense)	(1,336,760)	395
Loss Before Income Tax	(1,541,660)	(76,317)
Provision for Income Tax	-	-
Net Loss	$(1,541,660)	$(76,317)
Net Loss per Share - Basic and Diluted	$(0.02)	$-

Weighted Average Shares Outstanding - Basic and Diluted	91,958,959	30,250,000

Comprehensive Loss:
Net loss	$(1,541,660)	$(76,317)
Other comprehensive income	80,417	-
Comprehensive Loss	$(1,461,243)	$(76,317)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional			Accumulated Other
	Shares	Amount	Shares	Amount	Paid - in Capital	Deferred Finance Costs	Accumulated Deficit	Comprehensive Income	Total
Balance - December 31, 2006	-	$-	30,250,000	$3,025	$333,039	$-	$(29,472)	$1,132	$307,724
Proceeds from an additional investment					768,600				768,600
Issuance of preferred stock in connection with merger acquisition	5,000,000	5,000			(5,000)				-
Relative fair value of warrants and beneficial conversion feature					3,300,000				3,300,000
Common stock issued for consulting services			8,000,000	800	9,199,200				9,200,000
Issurance of common stock purchase warrants as finder's fee in connection with convertible notes payable					4,083,834	(3,415,349)			668,485
Conversion of Series A preferred stock to common stock	(5,000,000)	(5,000)	52,880,000	5,288	(288)				-
Nonreciprocal funds transferred to shareholder					(2,019,685)				(2,019,685)
Net loss for the year							(11,478,624)		(11,478,624)
Foreign currency translation adjustment								103,092	103,092
Balance - December 31, 2007	-	-	91,130,000	9,113	15,659,700	(3,415,349)	(11,508,096)	104,224	849,592
Common stock issued for repayment of convertible notes			4,190,847	419	242,231				242,650
Amortization of deferred finance costs						541,036			541,036
Repayment of nonreciprocal funds transferred to shareholder					219,693				219,693
Net loss for the three months ended March 31, 2008 (Unaudited)							(1,541,660)		(1,541,660)
Foreign currency translation adjustment								80,417	80,417
Balance - March 31, 2008 (Unaudited)	-	$-	95,320,847	$9,532	$16,121,624	$(2,874,313)	$(13,049,756)	$184,641	$391,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,541,660)	$(76,317)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	14,819	-
Bad debt expense	9,214	-
Amortization of deferred finance costs	75,807	-
Amortization of debt discount - fair value of warrants and benefecial conversion feature	437,192	-
Amortization of deferred finance costs - consulting	541,036	-
Common stock issued for convertible notes interest payment	115,000	-
Changes in operating assets and liabilities
Increase in accounts receivable	(794,399)	-
Decrease in inventories	317,889	-
Increase in prepaid expense	(172,996)	(25)
Increase in accounts payable	445,286	46,824
Net Cash Used in Operating Activities	(552,812)	(29,518)
Cash Flows from Investing Activities:
Capital expenditures	(1,372)	(284,637)
Acquisition deposit paid	(7,131)	-
Net Cash Used in Investing Activities	(8,502)	(284,637)
Cash Flows from Financing Activities:
Repayment of short term loan	(891,085)	-
Repayment of convertible note	(13,875)	-
Proceeds from related party	-	11
Proceeds from repayment of nonreciprocal funds transferred to shareholder	219,693	-
Proceeds from an additional investment charged to additional paid in capital	-	768,600
Net Cash (Used in) Provided by Financing Activities	(685,267)	768,611
Effect of Exchange Rate Change on Cash and Cash Equivalents	14,432	11,859
Net (Decrease) Increase in Cash and Cash Equivalents	(1,232,150)	466,315
Cash and Cash Equivalents - Beginning of Period	1,311,939	384,423
Cash and Cash Equivalents - End of Period	$79,789	$850,738
Supplemental Cash Flow Information:
Interest paid	$17,637	$-
Income taxes	$-	$-

Supplemental Disclosue of Non-Cash Investing Activites:
Property and equipment purchased on account	$-	$18,596
Fixed assets purchased from related party	$253,617	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Common stock issued for convertible notes principal payment	$127,650	$-
Common stock issued for convertible notes interest payment	$115,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q/A. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter and or the entire year ending December 31, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q/A (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Company’s gross margin rate from its current operations was very low. It was less than 1% for the three months ended March 31, 2008. The low gross margin is primarily attributable to a decreasing sales price on the Company’s silk products. In addition, there was a lack of quality raw material-cocoon during the winter season, which increased our cost of production aside from certain fixed costs.

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

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on April 15, 2008 and Note 1 of Notes to Condensed Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” included in Part I, Item 1, Financial Statements of this Form 10-Q/A.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q/A and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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