Form 10-Q
period 2008-06-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2008-08-19
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-18

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$298,702	$1,311,939
Accounts receivable - net of allowance of $17,658 and $2,146 as of June 30, 2008 and December 31, 2007, respectively	218,923	105,160
Inventories	422,534	739,499
Prepaid costs and expenses	2,108,957	15,102
Total Current Assets	3,049,116	2,171,700
Property and Equipment, net	822,916	517,632

Other Assets:
Deposits	444,690	545,289

Deferred finance costs - net of accumulated amortization of $225,854 and $82,402 as of June 30, 2008 and December 31, 2007, respectively	156,646	300,098
	601,336	845,387
TOTAL ASSETS	$4,473,368	$3,534,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Convertible notes payable - net of unamortized discount of $1,715,129 and $1,680,939 as of June 30, 2008 and December 31, 2007, respectively	$760,675	$79,664
Loans payable	1,414,960	911,085
Accounts payable and accrued expenses	1,353,350	1,213,282
Loans payable - related parties	20,581	20,581
Total Current Liabilities	3,549,566	2,224,612
Long Term Liabilities:
Convertible notes payable - net of unamortized discount of $181,718 and $1,078,882 as of June 30, 2008 and December 31, 2007, respectively	134,653	460,515
TOTAL LIABILITIES	3,684,219	2,685,127

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares and 91,130,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	12,348	9,113
Deferred finance costs	(2,347,396)	(3,415,349)
Additional paid-in capital	17,517,903	15,659,700
Accumulated deficit	(14,642,974)	(11,508,096)
Accumulated other comprehensive income	249,268	104,224
Total Stockholders' Equity	789,149	849,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,473,368	$3,534,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net Sales	$1,124,478	$-	$2,450,138	$-
Cost of Sales	1,097,749	-	2,412,610	-
Gross Profit	26,729	-	37,528	-
Selling, General and Administration Expenses	338,065	29,268	553,764	105,980
Loss From Operations	(311,336)	(29,268)	(516,236)	(105,980)
Other Income (Expenses):
Interest income	137	117	1,576	512
Interest Expense	(1,282,019)	(96)	(2,620,218)	(96)
Total Other Income (Expense)	(1,281,882)	21	(2,618,642)	416
Loss Before Income Tax	(1,593,218)	(29,247)	(3,134,878)	(105,564)
Provision for Income Tax	-	-	-	-
Net Loss	$(1,593,218)	$(29,247)	$(3,134,878)	$(105,564)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	107,684,502	30,250,000	99,869,750	30,250,000

Comprehensive Loss:
Net loss	$(1,593,218)	$(29,247)	$(3,134,878)	$(76,317)
Other comprehensive income	64,627	-	145,044	27,147
Comprehensive Loss	$(1,528,591)	$(29,247)	$(2,989,834)	$(76,317)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid - in	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Finance Costs	Deficit	Income	Total
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592
Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs	-	-	-	-	-	1,067,953	-	-	1,067,953
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	1,192,576	-	-	-	1,192,576
Net loss for the six months ended June 30, 2008 (Unaudited)	-	-	-	-	-	-	(3,134,878)	-	(3,134,878)
Foreign currency translation adjustment	-	-	-	-	-	-	-	145,044	145,044
Balance - June 30, 2008 (Unaudited)	-	$-	123,484,043	$12,348	$17,517,903	$(2,347,396)	$(14,642,974)	$249,268	$789,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(3,134,878)	$(105,564)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	36,431	233
Bad debt expense	14,889	-
Amortization of deferred finance costs	143,452	-
Amortization of debt discount - fair value of warrants and benefecial conversion feature	862,974	-
Amortization of deferred finance costs - consulting	1,067,953	-
Common stock issued for accrued interest on convertible notes payable	174,913	-
Rent expense satisfied by reduction of nonreciprocal funds transferred balance	29,704	-
Changes in operating assets and liabilities
Increase in accounts receivable:	(129,275)	-
Decrease (increase) in inventories	316,965	(102,488)
Increase in prepaid costs and expenses	(2,093,855)	(1,854)
Increase in accounts payable	140,068	41,467
Increase in security deposit payable	-	578
Net Cash Used in Operating Activities	(2,570,660)	(167,628)
Cash Flows from Investing Activities:
Capital expenditures	(5,567)	(329,390)
Acquisition deposit returned	135,244	-
Net Cash Provided by (Used in) Investing Activities	129,677	(329,390)
Cash Flows from Financing Activities:
Repayment of short term loan	(891,085)	-
Proceeds from short term loan	1,394,960	-
Repayment of convertible notes payable	(13,875)	-
Proceeds from related party	-	80,674
Proceeds from repayment of nonreciprocal funds transferred to shareholder	909,256	-
Proceeds from an additional investment charged to additional paid in capital	-	768,600
Net cash of business accquired	-	(2,552)
Net Cash Provided by Financing Activities	1,399,256	846,722
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28,489	27,147
Net (Decrease) Increase in Cash and Cash Equivalents	(1,013,237)	376,851
Cash and Cash Equivalents - Beginning of Period	1,311,939	384,423
Cash and Cash Equivalents - End of Period	$298,702	$761,274
Supplemental Cash Flow Information:
Interest paid	$12,500	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing Activites:
Fixed assets purchased from related party	$253,617	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Preferred stock issued in connection with recapitalization	$-	$5,000
Common stock issued for convertible notes payable	$493,959	$-
Common stock issued for accrued interest on convertible notes payable	$174,913	$-

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

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo renamed to “Chongqing Qiluo Textile Co., Ltd.” On May 30, 2008, Qiluo renamed to “Chongqing Fuling Qiluo Wintus Silk Co., Ltd”. After the acquisition, Franklin focused on the production and sale of silk and silk products. The Company started its test production at the end of June 2007 and commenced operations from the third quarter of 2007.

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

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,593,218 and $3,134,878, which included the amortization of deferred finance cost and debt discount of $1,020,343 and $2,074,378 for the three and six months ended June 30, 2008, respectively. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $14,642,974 at June 30, 2008. Substantial portions of the losses are attributable to amortization, consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was 2.4% and 1.5% for the three and six months ended June 30, 2008, respectively. The Company had a working capital deficiency of $500,450 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern (Continued)

There can be no assurance that funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

During the six months ended June 30, 2008, the Company received proceeds from a significant shareholder in the amount of $909,256 as a repayment of nonreciprocal funds transferred to this shareholder during 2007.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. However, there can be no assurance that the Company can successfully accomplish these steps and/or business plans, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Reclassifications

Certain items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter and/or the entire year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10K filed on April 15, 2008 with the SEC.

NOTE 3 - Net Loss Per Common Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed similarly to basic net loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted net loss per common share is the same as basic net loss per share for the periods presented, as the effect of potentially dilutive securities (convertible notes payable and warrants), are anti-dilutive.

NOTE 4 - Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Finished Goods	$166,425	$544,327
Raw Materials	91,577	182,335
Work in Process	164,532	12,837

Total	$422,534	$739,499

Finished goods consist of those silks and by products available for sales. There was no valuation allowance for inventory loss at June 30, 2008 and December 31, 2007.

NOTE 5 – Prepaid Costs and Expenses

Prepaid costs and expenses consist of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Advances to farmers and others for future deliveries of silk cocoons and other inventory	$1,826,291	$-
Cash advances to personnel operating silk cocoon purchase stations for future overhead costs	120,138	-
Advances to vendors for future overhead costs	88,209	-
Other	74,319	15,102

Total	$2,108,957	$15,102

NOTE 6 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated Useful Life	June 30, 2008	December 31, 2007
		(Unaudited)

Fixed Assets
Production Equipment	10	$694,989	$516,381
Auxiliary Equipment	10	6,911	7,878
Office Equipment	3-5	22,061	15,991
Automobile	5	123,930	-
Furniture and Fixtures	5-7	29,408	25,872
Construction in progress		34,126	-
		911,425	566,122
Less: Accumulated Depreciation		88,509	48,490

		$822,916	$517,632

Depreciation expense was $36,431 for the six months ended June 30, 2008, of which $25,939 was included in the cost of sales. Depreciation expense was $233 for the six months ended June 30, 2007.

During the first quarter of 2008, management reviewed the useful lives and residual value of the Company’s machinery and equipment and compared to industry standards. Management has determined the production equipment acquired in 2007, which were originally estimated to have 5-7 years useful lives should be increased to 10-years useful lives and with a residual value of 5% of their original cost. Accordingly, effective January 1, 2008, the Company has changed the depreciation lives for the production equipment and auxiliary equipment to 10 years.

NOTE 7 - Deposits

Deposits consist of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$437,400	$545,289

Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,290	-

Total	$444,690	$545,289

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 Renminbi ($1,512,646 translated at the June 30, 2008 exchange rate). If the Company is unable to pay the remaining 7,374,800 Renmibi ($1,075,246 translated at the June 30, 2008 exchange rate) due, the Company’s down payment of 3,000,000 Renminbi ($437,400 translated at the June 30, 2008 exchange rate) may be forfeited and not recovered (partially or in full).

NOTE 8 - Loans Payable – Short Term

Loans payable consist of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd. under 10,000,000 Renminbi ($1,458,000) credit line, interest at 6% per annum, due May 31, 2009	$1,239,300	$-
Qiluo loans payable to three individuals, interest at 6% per annum, due on demand	155,660	-
Franklin loans payable to two individuals, interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Qiluo loan payable to Shanghai Pudong Development Bank, interest at 6.57% per annum, due January 29, 2008 (repaid in full)	-	891,085

Total	$1,414,960	$911,085

Loans payable – related parties consist of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	8,348	8,348

Total	$20,581	$20,581

NOTE 9 - Convertible Notes Payable

Convertible notes payable consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Convertible notes payable, net of unamortized discount of $1,896,847 and $2,759,821, respectively	$895,328	$540,179
Less: current portion	760,675	79,664

Long term portion	$134,653	$460,515

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

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash or (b) absent an event of default, in shares of the Company’s common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

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

As part of the financing, the Company also issued to the Purchasers an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.50 per share at any time until the fifth anniversary from the date the Registration Statement is declared effective by the Securities and Exchange Commission (“the Expiration Date”) and the Class B Warrants are exercisable at a price of $1.00 per share at any time until the Expiration Date. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

Absent a waiver from a Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise does not result in the Purchaser beneficially owning at any one time more than 4.99% of the Company’s outstanding shares of common stock.

NOTE 9 - Convertible Notes Payable (Continued)

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 15).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334 of which $382,500 was recorded as an assets and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. The amortization of these deferred finance costs and debt discount are reported as a component of the interest expense. The amortization of deferred finance costs and debt discount for the six months ended June 30, 2008 were $1,067,953 and $862,974, respectively. Such amortizations have been included as interest expense.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchases during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950.

NOTE 10 - Stockholders’ Equity and Share Purchase Agreement

Effective on April 23, 2007, the Company amended its articles of incorporation for the purpose of effecting a 2.5 for 1 forward stock split of its common stock. In addition, the authorized common stock of the Company was increased from 500,000,000 shares, $.001 par value to 1,250,000,000 shares, $.0001 par value. All share and per share data have been given retroactive effect to reflect this recapitalization.

NOTE 10 - Stockholders’ Equity and Share Purchase Agreement (Continued)

On June 19, 2007, Franklin entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the following persons: Chongqing Qiluo Textile Co. Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”); Xinshengxiang Industrial Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Xinshengxiang”); Mr. Dingliang Kuang (“Dingliang”); and Ms. Yue Kuang (“Yue,” and together with Xinshengxiang and Dingliang, the "Qiluo Shareholders"). Pursuant to the Share Purchase Agreement, Franklin agreed to acquire Qiluo at a closing held simultaneously therewith by purchasing from the Qiluo Shareholders all of their respective shares of Qiluo’s registered capital, which represent 100% of the issued and outstanding registered capital stock of Qiluo. Upon the consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. In consideration therefor, Franklin agreed to issue to the Qiluo Shareholders an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock, see Note 11), which were allocated between the Qiluo Shareholders as follows: 4,750,000 shares to Xinshengxiang; 125,000 shares to Dingliang; and 125,000 shares to Yue. Each share of Series A Convertible Preferred Stock was convertible, at the option of the holder thereof, into 10.576 shares of Franklin's common stock.

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

As a result of the foregoing transactions: (a), Xinshengxiang Industrial Development Co., Ltd. held approximately 81% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; (b) Diangliang Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd. and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner of the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Mr. Kuang thus directly and indirectly (by Xinshengxiang Industrial Development Co., Ltd.) held approximately 83% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; and (c) Yue Kuang, who is the sister of Diangliang Kuang, directly held approximately 2% of the total combined voting power of all classes of Franklin’s capital stock who is entitled to vote.

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

The Company issued a total of 32,354,043 shares to seven of the Purchasers as repayment of loan and loan interest during the six months ended June 30, 2008, pursuant to the terms of the Notes (see Note 9). The issuing price was calculated at 75% of the average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

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

NOTE 11 - Preferred Stock (Continued)

Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, without payment of additional consideration, into 10.576 shares of the Company’s common stock. Holders of Series A Preferred Stock shall be entitled to vote, together with holders of common stock as a single class, on all matters upon which stockholders of the Company are entitled to vote, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock shall rank senior to the common stock. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock of the Company and any other issue of stock, should there be any, by reason of their ownership thereof, an amount per share equal to $0.001 per each share of Series A Preferred Stock owned by such shareholder plus any declared and unpaid dividends on the Series A Preferred Stock.

On December 10, 2007, the Company issued an aggregate of 52,880,000 shares of common stock to complete the conversion of the 5,000,000 shares of Series A Preferred Stock then outstanding.

NOTE 12 -  Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - June 30, 2008 (Unaudited) and December 31, 2007		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of June 30, 2008 are:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$ 0.50	13,200,000	5.00	0.50	13,200,000	0.50
$ 1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement.
The registration statement filed on December 26, 2007 is not effective as of August 8, 2008.

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 13 - Related Party Transactions

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 10) for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $909,256 in cash during the six months ended June 30, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

During the three months ended March 31, 2008, the Company acquired four silk reeling machines and an automobile from Xinshengxiang valued at a total of $253,616 (1,850,000 Renminbi), which the parties agreed to be treated as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $253,617 repayment as an increase in additional paid-in capital.

During the three months ended June 30, 2008, the Company and Xinshengxiang agreed to offset the Company’s $29,704 rent liability to Xinshengxiang and treat the $29,704 as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $29,704 repayment as an increase in additional paid-in capital.

At June 30, 2008, the unpaid balance of the nonreciprocal funds transferred to Xinshengxiang in 2007 is $827,108.

During the three months ended March 31, 2008, the Company purchased approximately 4.2 tons raw material–cocoon for $301,455 (2,198,960 Renminbi) at market price from Xinshengxiang. The Company included this amount in accounts payable and accrued expenses as of March 31, 2008. The Company paid the balance due in full during the three months ended June 30, 2008.

NOTE 14 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $297,469 as of June 30, 2008.

NOTE 15 - Commitments and Contingencies

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 10), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,160 translated at the June 30, 2008 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending June 30,	Future Minimum Rent Payments

2009	$29,160
2010	29,160
2011	29,160
2012	29,160
2013	29,160
Thereafter	398,520

Total	$544,320

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 9), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $474,105 at June 30, 2008, which has been included in interest expense for the six months ended June 30, 2008 and accounts payable and accrued expenses at June 30, 2008.

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

NOTE 16 – Legal Proceeding

On June 30, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) filed a motion for default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2008, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total relief, which amount includes a 15% principal charge of $75,000, accrued interest of $48,125, and liquidated damages of $37,000.

NOTE 17 - Subsequent Events

As of June 30, 2008, the Company was in default to six (6) Purchasers on convertible note payments due June 12, 2008 and earlier. At June 30, 2008, excluding the additional interest and other charges which may apply in a default (see Note 9), the Company owed principal of $252,525 and accrued interest of $56,160 to those Purchasers.

As of August 8, 2008, the Company is in default to all eleven (11) Purchasers on convertible note payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. The Company is seeking ways to resolve the debt with all investors.

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

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd.(“Qiluo”), a limited liability company organized under the laws of the People’s Republic of China, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (see Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

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

Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo was renamed “Chongqing Qiluo Textile Co., Ltd.” On May 30, 2008, Qiluo renamed to “Chongqing Fuling Qiluo Wintus Silk Co., Ltd”. Through Qiluo, Franklin has focused its business on the production and sale of silk and silk products in China since the acquisition of June 19, 2007.

Our Business

Through our subsidiary, Qiluo, we are engaged in the manufacture and sale of raw silk in China. Qiluo’s executive offices and principal place of business is located in the Fulin District of Chongqing Municipality, China. The primary goal of Qiluo is to be the leader in silk manufacturing in the local area of Fulin, Chongqing, China.

On January 28, 2007, the Company signed a twenty (20) year lease effective as of March 1, 2007 with Xinshengxiang, the holder of approximately 17.8% of our common stock at the time, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $29,160 plus other occupancy costs. The leased factory building is new and includes housing facilities.

As of June 30, 2008 the Company spent approximately $736,000 on manufacturing equipment and facilities. The Company planned to build twelve silk reeling production lines; each production line has the maximum production capacity of 2.5 to 3 tons of silk per month. Eight of these lines have been completed and the other four have been in the process of installation. Currently, eight of these production lines are in use. The Company started its test production at the end of June 2007 and commenced operations from the third quarter of 2007.

The Company has approximately 510 employees currently.

Results of Operations

Six months ended June 30, 2008 vs. six months ended June 20, 2007.

The net sales for the six months ended June 30, 2008 totaled $2,450,138. We had $0 sales for the six months ended June 20, 2007 due to the fact that the Company only commenced its operation in the third quarter of 2007. Of the net sales for the six months ended June 30, 2008, approximately 52% was generated from the sale of raw silk, which representing the sale of 60 tons of silk approximately; 15% was generated from the sale of by products, which are residual substances and materials from the processing of cocoons; 33% was generated from the resale of low quality cocoon which are not usable by our facilities.

The Company’s gross margin rate from its current operations is very low. The average rate was 1.53% for the six months ended June 30, 2008. The low gross margin rate was primarily attributable to the higher cost of cocoon and lower sales price of silk.

Our total operating expenses for the six months ended June 30, 2008 were $553,764, as compared to $105,980 for the six months ended June 30, 2007. The increase was primarily due to the Company’s commencement of its operations, which started during the third quarter of 2007.

Three months ended June 30, 2008 vs. three months ended June 20, 2007.

Revenue for the three months ended June 30, 2008 was $1,124,478. We had $0 sales for the three months ended June 30, 2007 due to the Company commenced its operation from the third quarter of 2007. The revenue for quarter ended June 30, 2008 decreased 15%, as compared to the revenue of $1,325,660 for the quarter ended March 31, 2008. The decrease was primarily attributable to the shortage of raw material - cocoon. During the second quarter, we were unable to purchase enough cocoon for our production because of the seasonality of cocoon. There were only 37 working days during the second quarter, 16 days short of to the 53 working days during the first quarter.

Our total operating expenses for the three months ended June 30, 2008 were $338,065, as compared to $29,268 for the three months ended June 30, 2007. The increase was primarily due to the Company’s commencement of its operations, which started during the third quarter of 2007.

Liquidity and Capital Resources

The gross margin rate during the second quarter of 2008 increased to 2.4% from 0.8% during the first quarter of 2008. This improvement resulted from the slow recovery of the silk price. The average selling price increased 4.75% to 154.70 Yuan per kilogram during the second quarter, up from 147.68 Yuan per kilogram during the first quarter of 2008.

As of June 30, 2008, we had $298,702 in cash and cash equivalents. The Company had working capital shortage of $500,450 at June 30, 2008.

During the six months ended June 30, 2008, the Company received $909,256 in cash from its major shareholder and borrowed $1,394,960 from third parties to cover operational needs.

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

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash equal to 115% of 5.55% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

The Company commenced the repayment of convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three private investors, which represents accrued interest of $12,500 to three private investors and repayment of principal in the amount of $13,875 due on the convertible promissory notes. The Company issued total of 32,354,043 shares to seven private investors during the six months ended June 30, 2008, which represents the repayment of loan principal of $493,950 and loan interest of $174,913.

As of June 30, 2008, the Company owed repayments to six investors in the amount of $308,683, which represents principal repayments of $252,525 and accrued interest of $56,160 to those investors. Such amount does not include the additional interest resulting from the default described below.

During the month of July 2008, the Company did not issue its stock to repay the investors because it believed the stock price was too low. The Company was in default to all eleven (11) investors on payments since then. The Company is seeking ways to reconstruct the debt with all investors.

On June 30, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) filed a motion for default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2008, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total to relief. The Company is in the process of retaining an attorney to defend this litigation. Any adverse outcome of this litigation could materially harm the financial condition of the Company and could cause it to cease operations.

The Company is in talks with a bank to acquire a short term loan to support its operating needs. However, there can be no assurance that the Company can successfully get a loan from the bank or secure financing from any other source.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,593,218 and $3,134,878, which included the amortization of deferred finance cost and debt discount of $1,020,343 and $2,074,378 for the three and six months ended June 30, 2008, respectively. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $14,642,974 at June 30, 2008. Substantial portions of the losses are attributable to amortization, consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was 2.4% and 1.5% for the three and six months ended June 30, 2008, respectively. The Company had a working capital deficiency of $500,450 at June 30, 2008. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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
There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

Plan of Operation

In an effort to obtain a stable raw material supply and to maximize both output and quality of our silk production through Qiluo, we are contemplating the acquisition of various other silk worm farms. On November 26, 2007, we entered into a letter of intent with Chongqing Fulin Municipal Government to acquire certain assets from Zhengzhong Silkworm Industrial Development Co., Ltd., a state owned entity, pursuant to which we intend to acquire the assets of cocoon purchase stations from Zhengzhong and exclusive right of those purchase stations to purchase cocoons produced from approximately 15,000 acres of mulberry farms in the local area.

On December 28, 2007, the Company paid 3,000,000 Renmimbi ($437,400 translated at the June 30, 2008 foreign exchange rate) as a down payment to Chongqing Fulin Municipal Government in order to execute the acquisition plan. At June 30, 2008, the Company’s deposit of $437,400 was held by the Chongqing United Assets and Equity Exchange, Ltd. We will not be able to complete this acquisition until we secure additional funds.

As part of acquisition plan, on March 19, 2008, the Company signed a contract with Chongqing Fulin State Owned Assets Investment and Management Company to rent and use state owned cocoon purchase station and warehouse at no cost from March 19, 2008 to March 18, 2009. The Company paid a deposit of 50,000 Renminbi ($7,290 translated at the June 30, 2008 foreign exchange rate) to Chongqing Fulin State Owned Assets Investment and Management Co. as required by the rent contract.

The acquisition of certain asset of Zhengzhong Silkworm Industrial Development Co., Ltd. from Fuling Municipal Government is not consummated yet since the Company did not make the full payment of $1,512,646 (10,374,800 Reminbi translated at the June 30, 2008 foreign exchange rate) except for deposits of $437,400. Nevertheless, the Company started to use those cocoon stations and to purchase cocoon directly from local farmers commenced on the second quarter of 2008. It is estimated that purchase directly from local farmers will help the Company to reduce the cocoon cost about 10%. The benefit of reduce purchase costs will not be realized until the later of the third quarter or the fourth quarter of this year.

Furthermore, in an effort to expand silk production and subsequent processing ability, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets. As of August 15, 2008, the Company did not take any further steps for this planned acquisition. We will not be able to complete this acquisition until we secure additional funds.

Should our initiatives to maximize both output and quality of silk production move forward, additional funds may be required. However, there can be no assurance that additional capital will be available to us. Although we may seek to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Commitments and Contingencies

Consulting Fee Payment

On October 1, 2007, the Board determined to engage First Line Capital, LLC for one year term at $5,000 per month and Mr. Guo Fan for one year term at $4,000 per month for their advisory services. The unpaid consulting service fee amounted to $30,000 and $24,000 as of June 30, 2008, which has been included in the accounts payable balances.

Registration Rights Arrangement

In connection with the convertible debt, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing of a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Company filed a registration statement on December 26: the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $474,105 at June 30, 2008, which has been included in interest expense for the six months ended June 30, 2008 and accounts payable and accrued expenses at June 30, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures.

Under the direction of our Chief Executive Officer/ Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to the following: As our business has developed during the current fiscal year and as we anticipate our business will continue to develop in the future, our internal controls have not kept pace with our existing and anticipated future business development and as such we have material weaknesses in that due to our current financial situation, we lack sufficient financial resources to implement a fully effective internal controls and procedures infrastructure for our current and anticipated future business conditions.

There were no changes in our internal control over financial reporting during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 30, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) filed a motion for default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2008, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total relief, which amount includes a 15% principal charge of $75,000, accrued interest of $48,125, and liquidated damages of $37,000.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: August 18, 2008	By:	/s/Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)