Form 10-Q
period 2008-09-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2008-11-19
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,484,043 shares as of November 18, 2008

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (Unaudited)	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-18

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$766,837	$1,311,939
Accounts receivable - net of allowance of $30,030 and $2,146 as of September 30, 2008 and December 31, 2007, respectively	93,640	105,160
Inventories	1,729,927	739,499
Prepaid costs and expenses	691,929	15,102
Total Current Assets	3,282,333	2,171,700
Property and Equipment, net	875,757	517,632

Other Assets:
Deposits	486,024	545,289
Deferred finance costs - net of accumulated amortization of $281,780 and $82,402 as of September 30, 2008 and December 31, 2007, respectively	100,720	300,098
	586,744	845,387
TOTAL ASSETS	$4,744,834	$3,534,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Convertible notes payable - net of unamortized discounts of $1,482,301 and $1,680,939 as of September 30, 2008 and December 31, 2007, respectively	$1,309,874	$79,664
Loans payable	1,059,797	911,085
Accounts payable and accrued expenses	1,509,385	1,213,282
Loans payable - related parties	19,391	20,581
Total Current Liabilities	3,898,447	2,224,612
Long Term Liabilities:
Convertible notes payable - net of unamortized discounts of $0 and $1,078,882 as of September 30, 2008 and December 31, 2007, respectively	-	460,515
TOTAL LIABILITIES	3,898,447	2,685,127
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of Septembre 30, 2008 and December 31, 2007	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares and 91,130,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	12,348	9,113
Deferred finance costs	(1,834,385)	(3,415,349)
Additional paid-in capital	18,278,752	15,659,700
Accumulated deficit	(15,937,073)	(11,508,096)
Accumulated other comprehensive income	326,745	104,224
Total Stockholders' Equity	846,387	849,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,744,834	$3,534,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$2,334,638	$346,947	$4,784,776	$346,947
Cost of Sales	2,051,618	324,066	4,464,228	324,066
Gross Profit	283,020	22,881	320,548	22,881
Selling, General and Administration Expenses	338,687	9,557,840	892,451	9,663,820
Loss From Operations	(55,667)	(9,534,959)	(571,903)	(9,640,939)
Other Income (Expenses):
Interest income	576	20	2,152	532
Interest Expense	(1,239,008)	(204,073)	(3,859,226)	(204,169)
Total Other Income (Expense)	(1,238,432)	(204,053)	(3,857,074)	(203,637)
Loss Before Income Tax	(1,294,099)	(9,739,012)	(4,428,977)	(9,844,576)
Provision for Income Tax	-	-	-	-
Net Loss	$(1,294,099)	$(9,739,012)	$(4,428,977)	$(9,844,576)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.30)	$(0.04)	$(0.32)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	31,989,130	107,741,181	30,836,081

Comprehensive Loss:
Net loss	$(1,294,099)	$(9,739,012)	$(4,428,977)	$(9,844,576)
Other comprehensive income	77,477	14,582	222,521	41,729
Comprehensive Loss	$(1,216,622)	$(9,724,430)	$(4,206,456)	$(9,802,847)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid - in	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Finance Costs	Deficit	Income	Total
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592
Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs	-	-	-	-	-	1,580,964	-	-	1,580,964
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	1,953,425	-	-	-	1,953,425
Net loss for the nine months ended September 30, 2008 (Unaudited)	-	-	-	-	-	-	(4,428,977)	-	(4,428,977)
Foreign currency translation adjustment	-	-	-	-	-	-	-	222,521	222,521
Balance - September 30, 2008 (Unaudited)	-	$-	123,484,043	$12,348	$18,278,752	$(1,834,385)	$(15,937,073)	$326,745	$846,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(4,428,977)	$(9,844,576)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	58,750	14,483
Bad debt expense	21,220	-
Amortization of deferred finance costs	199,378	105,904
Amortization of debt discount - fair value of warrants and beneficial conversion feature	1,277,520	81,259
Amortization of deferred finance costs - consulting	1,580,964	-
Common stock issued for services	-	9,200,000
Common stock issued for accrued interest on convertible notes payable	174,913	-
Rent expense satisfied by reduction of nonreciprocal funds transferred balance	36,559	-
Changes in operating assets and liabilities
Increase in accounts receivable:	(16,364)	-
Increase in inventories	(990,428)	(620,734)
Increase in prepaid costs and expenses	(676,827)	(33,754)
Increase in accounts payable and accrued liabilities	296,103	123,656
Net Cash Used in Operating Activities	(2,467,189)	(973,762)
Cash Flows from Investing Activities:
Capital expenditures	(33,606)	(361,262)
Acquisition deposit returned - net	89,835	-
Net Cash Provided by (Used in) Investing Activities	56,229	(361,262)
Cash Flows from Financing Activities:
Proceeds from short term loan	148,712	-
Proceeds from issuance of convertible notes payable		3,300,000
Finance costs related to issuance of convertible notes		(382,500)
Repayment of convertible notes payable	(13,875)	-
(Repayment) proceeds from related party	(1,190)	445,462
Proceeds from repayment of nonreciprocal funds transferred to shareholder	1,663,249	-
Proceeds from an additional investment charged to additional paid in capital	-	768,600
Net cash of business acquired	-	(2,552)
Net Cash Provided by Financing Activities	1,796,896	4,129,010
Effect of Exchange Rate Changes on Cash and Cash Equivalents	68,962	41,729
Net (Decrease) Increase in Cash and Cash Equivalents	(545,103)	2,835,715
Cash and Cash Equivalents - Beginning of Period	1,311,939	384,423
Cash and Cash Equivalents - End of Period	$766,837	$3,220,138
Supplemental Cash Flow Information:
Interest paid	$12,500	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets purchased from related party	$253,617	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Preferred stock issued in connection with recapitalization	$-	$5,000
Common stock issued for convertible notes payable	$493,950	$-
Common stock issued for accrued interest on convertible notes payable	$174,912	$-
Common stock purchase warrants issued for deferred finance costs	$-	$3,977,236
Debt discount recorded in connection with issuance of convertible notes payable	$-	$3,300,000

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

Qiluo was incorporated on December 15, 2006, named “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo renamed to “Chongqing Qiluo Textile Co., Ltd.” On May 30, 2008, Qiluo renamed to “Chongqing Fuling Qiluo Wintus Silk Co., Ltd”.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,294,099 and $4,428,977, which included the amortization of deferred finance costs and debt discounts of $983,483 and $3,057,862 for the three and nine months ended September 30, 2008, respectively. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $15,937,073 at September 30, 2008. Substantial portions of the losses are attributable to amortization, consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was low. It was 12.1% and 6.7% for the three and nine months ended September 30, 2008, respectively. The Company had a working capital deficiency of $616,114 at September 30, 2008. These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2008, the Company received proceeds from a significant shareholder in the amount of $1,663,249 as a repayment of nonreciprocal funds transferred to this shareholder during 2007.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost by 14.5% directly and increase its operating gross margin rate to 12.1% during the quarter ended September 30, 2008. However, there can be no assurance that the Company will be able to acquire “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter and/or the entire year ending December 31, 2008.

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

Diluted net loss per share is computed similarly to basic net loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted net loss per common share is the same as basic net loss per share for the periods presented, as the effect of potentially dilutive securities (convertible notes payable and warrants) are anti-dilutive.

NOTE 4 - Inventories

 Inventories consist of the following:
	September 30,	December 31,
	2008	2007
	(Unaudited)
Finished Goods	$134,535	$544,327
Processed cocoons	963,889	-
Raw Materials	345,975	182,335
Work in Process	285,528	12,837

Total	$1,729,927	$739,499

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at September 30, 2008 and December 31, 2007.

NOTE 5 – Prepaid Costs and Expenses

Prepaid costs and expenses consist of:
	September 30, 2008	December 31, 2007
	(Unaudited)
Advances to farmers and others for future deliveries of silk cocoons and other inventory	$481,972	$-
Cash advances to personnel operating silk cocoon purchase stations for future overhead costs	16,420	-
Advances to vendors for future overhead costs	89,360	-
Value added tax credits	91,425	-
Other	12,752	15,102

Total	$691,929	$15,102

NOTE 6 - Property and Equipment

Property and equipment is summarized as follows:
Fixed Assets	Estimated Useful Life	September 30, 2008	December 31, 2007
		(Unaudited)
Production Equipment	10	$730,027	$516,381
Auxiliary Equipment	10	6,981	7,878
Office Equipment	3-5	22,271	15,991
Automobile	5	125,188	-
Furniture and Fixtures	5-7	29,707	25,872
Construction in progress		72,814	-

		986,988	566,122
Less: Accumulated Depreciation		111,231	48,490

		$875,757	$517,632

Depreciation expense was $58,750 for the nine months ended September 30, 2008, of which $39,926 was included in the cost of sales. Depreciation expense was $14,483 for the nine months ended September 30, 2007.

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

NOTE 7 - Deposits

Deposits consist of:
	September 30, 2008	December 31, 2007
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit for purchase of silkworm seeds	-	134,019
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,364	-
Payment on August 15, 2008 in connection with the purchase	36,820	-
Foreign currency translation adjustment	30,570	-

Total	$486,024	$545,289

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 Renminbi ($1,528,000 translated at the September 30, 2008 exchange rate). If the Company is unable to pay the remaining 7,124,800 Renminbi ($1,049,340 translated at the September 30, 2008 exchange rate) due, the Company’s total payment of 3,250,000 Renminbi ($478,660 translated at the September 30, 2008 exchange rate) may be forfeited and not recovered (partially or in full).

NOTE 8 - Loans Payable – Short Term

Loans payable consist of:	September 30, 2008	December 31, 2007
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd. under 10,000,000 Renminbi ($1,458,000) credit line, interest at 6% per annum, due May 31, 2009	$976,467	$-
Qiluo loans payable to one individual, interest at 6% per annum, due on demand	63,330	-
Franklin loans payable to two individuals, interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Qiluo loan payable to Shanghai Pudong Development Bank, interest at 6.57% per annum, due January 29, 2008 (repaid in full)	-	891,085

Total	$1,059,797	$911,085

Loans payable – related parties consist of:	September 30, 2008	December 31, 2007
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	8,348

Total	$19,391	$20,581

NOTE 9 - Convertible Notes Payable

	September 30,	December 31,
Convertible notes payable, net consist of:	2008	2007
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	1,817,699	540,179
Unamortized debt discounts	(1,482,301)	(2,759,821)

Repayment of convertible notes	(507,825)	-
Convertible notes payable, net	$1,309,874	$540,179
Current portion	$1,309,874	$79,664
Long term portion	$-	$460,515

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

NOTE 9 - Convertible Notes Payable (Continued)

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

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334 of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. The amortization of these deferred finance costs and debt discounts are reported as a component of the interest expense. The amortization of deferred finance costs and debt discounts for the nine months ended September 30, 2008 were $1,580,964 and $1,277,520, respectively. Such amortizations have been included as interest expense.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the three months ended September 30, 2008 due to its financing difficulties. The Company is in default to all eleven investors. (See Note 17)

NOTE 10 - Stockholders’ Equity and Share Purchase Agreement

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

The Company issued a total of 32,354,043 shares to seven of the Purchasers as repayment of loan and loan interest during the nine months ended September 30, 2008, pursuant to the terms of the Notes (see Note 9). The issuing price was calculated at 75% of the average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

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

NOTE 12 -  Warrants

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - September 30, 2008 (Unaudited) and December 31, 2007		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of September 30, 2008 are:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

*Warrants expire 5 years after effective date of registration statement. The registration statement filed on December 26, 2007 is not effective as of November 15, 2008.

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 13 - Related Party Transaction

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 10) for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $1,663,249 in cash during the nine months ended September 30, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

During the three months ended March 31, 2008, the Company acquired four silk reeling machines and an automobile from Xinshengxiang valued at a total of $253,617 (1,850,000 Renminbi), which the parties agreed to be treated as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $253,617 repayment as an increase in additional paid-in capital.

During the nine months ended September 30, 2008, the Company and Xinshengxiang agreed to offset the Company’s $36,559 rent liability to Xinshengxiang and treat the $36,559 as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $36,559 repayment as an increase in additional paid-in capital.

At September 30, 2008, the unpaid balance of the nonreciprocal funds transferred to Xinshengxiang in 2007 is $66,260.

During the three months ended March 31, 2008, the Company purchased approximately 42.3 tons raw material–cocoon for $301,455 (2,198,960 Renminbi) at market price from Xinshengxiang.

NOTE 14 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $766,837 as of September 30, 2008.

NOTE 15 - Commitments and Contingencies

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 10), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,456 translated at the September 30, 2008 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending September 30,	Future Minimum Rent Payments

2009	$29,456
2010	29,456
2011	29,456
2012	29,456
2013	29,456
Thereafter	395,201

Total	$542,481

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 9), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $542,636 at September 30, 2008, which has been included in interest expense for the nine months ended September 30, 2008 and accounts payable and accrued expenses at September 30, 2008.

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

NOTE 16 – Legal Proceeding

On June 30, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) filed a motion for default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2007, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total relief, which amount includes a 15% principal charge of $75,000, accrued interest of $48,125, and liquidated damages of $37,000.

NOTE 17 – Default on Convertible Notes Payable

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $135,329; and unpaid accrued liquidated damages are $641,636. The Company is seeking ways to resolve the default issue with all investors.

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

The acquisition was accounted for as a “reverse acquisition,” because the stockholders of Qiluo owned a majority of Franklin’s common stock immediately following the transaction. The combination of the two companies is recorded as a recapitalization of Qiluo pursuant to which Qiluo is treated as the continuing entity although Franklin is the legal acquirer. Accordingly, the Company’s historical financial statements are those of Qiluo.

Qiluo was incorporated on December 15, 2006, named “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo was renamed to “Chongqing Qiluo Textile Co., Ltd.” On May 30, 2008, Qiluo changed its name to “Chongqing Fuling Qiluo Wintus Silk Co., Ltd”.

Our Business

Through our subsidiary, Qiluo, we are engaged in the manufacture and sale of raw silk in China. Qiluo’s executive offices and principal place of business is located in the Fulin District of Chongqing Municipality, China. The primary goal of Qiluo is to be the leader in silk manufacturing in the local area of Fulin, Chongqing, China.

On January 28, 2007, the Company signed a twenty (20) year lease effective as of March 1, 2007 with Xinshengxiang, the holder of approximately 17.8% of our common stock at the time, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of 500,000 Renminbi ($29,456 translated at September 30, 2008 exchange rate) plus other occupancy costs. The leased factory building is new and includes housing facilities.

As of September 30, 2008 the Company spent approximately $737,000 on manufacturing equipment and facilities. The Company planned to build twelve silk reeling production lines; each production line has the maximum production capacity of 2.5 to 3 tons of silk per month. Eleven of these lines have been completed and the other one has been in the process of installation. Currently, eight of these production lines are in use. The Company started its test production at the end of June 2007 and commenced operations from the third quarter of 2007.

In an effort to obtain a stable raw material supply and to maximize both output and quality of our silk production through Qiluo, we are contemplating the acquisition of various other silk worm farms. On November 26, 2007, we entered into a letter of intent with Chongqing Fulin Municipal Government to acquire certain assets from Zhengzhong Silkworm Industrial Development Co., Ltd., a state owned entity, pursuant to which we intend to acquire the assets of cocoon purchase stations from Zhengzhong and exclusive right of those purchase stations to purchase cocoons produced from approximately 15,000 acres of mulberry farms in the local area. The total purchase price is 10,374,800 Renminbi ($1,528,000 translated at September 30, 2008 exchange rate)

On December 28, 2007, the Company paid 3,000,000 Renminbi ($441,840 translated at the September 30, 2008 foreign exchange rate) as a down payment to Chongqing Fulin Municipal Government in order to execute the acquisition plan. On August 15, 2008, the Company paid additional 250,000 Renminbi ($36,820 translated at September 30, 2008 foreign exchange rate). If the Company is unable to pay the remaining 7,124,800 Renmibi ($1,049,340 translated at the September 30, 2008 exchange rate) due, the Company’s total payment of 3,250,000 Renminbi ($478,660 translated at the September 30, 2008 exchange rate) may be forfeited and not recovered (partially or in full).

As part of acquisition plan, on March 19, 2008, the Company signed a contract with Chongqing Fulin State Owned Assets Investment and Management Company to rent and use state owned cocoon purchase station and warehouse at no cost from March 19, 2008 to March 18, 2009. The Company paid a deposit of 50,000 Renminbi ($7,364 translated at the September 30, 2008 foreign exchange rate) to Chongqing Fulin State Owned Assets Investment and Management Co. as required by the rent contract.

The acquisition of certain assets of Zhengzhong Silkworm Industrial Development Co., Ltd. from Fuling Municipal Government has not been consummated as the Company failed to make the full payment. Nevertheless, the Company started to use these cocoon stations and to purchase cocoon directly from local farmers in the second quarter of 2008.

Furthermore, in an effort to expand silk production and subsequent processing ability, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets. As of November 15, 2008, the Company did not take any further steps for this planned acquisition. We will not be able to complete this acquisition until we secure additional funds.

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

The current market condition – financial crisis will have a negative impact on our operations in the coming quarters. The market is lack of demand for our products. The silk price has decreased 12% and cocoon price decreased 3%, compared average prices in the third quarter of 2008. Chinese authorities announced plans to spend $586 billion over the next two years in order to stimulate the economy. However, there can be no assurance that this plan will have a positive effect on our industry in a short run.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$2,334,638	$346,947	$4,784,776	$346,947
Cost of sales	2,051,618	324,066	4,464,228	324,066
Gross profit	283,020	22,881	320,548	22,881
Selling, general and administrative expenses	338,687	9,557,840	892,451	9,663,820
Loss from operations	(55,667)	(9,534,959)	(571,903)	(9,640,939)
Other expense	(1,238,432)	(204,053)	(3,857,074)	(203,637)
Net loss	$(1,294,099)	$(9,739,012)	$(4,428,977)	$(9,844,576)

Three months ended September 30, 2008 vs. three months ended September 30, 2007.

Revenue for the three months ended September 30, 2008 was $2,334,638, an increase of $1,987,691, as compared to the revenue of $346,947 for the three months ended September 30, 2007. The increase is primarily attributable to the following factors: (i) the Company only commenced its operation in the third quarter of 2007 and thus was not in full operations during the third quarter of 2007; (ii) commence in spring cocoon season of 2008, the Company started to use its exclusive right to purchase cocoons directly from local farmers through acquired Zhengzhong assets (see Business), the Company sold excess processed cocoons which are not suitable by our facilities, approximately 203 tons to other manufacturers and realized revenue of $1.09 million (7.4 million Renminbi).

Our total operating expenses for the three months ended September 30, 2008 were $338,687, a decrease of $9,219,153 as compared to $9,557,840 for the three months ended September 30, 2007. The decrease was primarily due to the common stocks issued for services, which was valued at $9,200,000 and recorded as consulting fee during the three months ended September 30, 2007.

Nine months ended September 30, 2008 vs. nine months ended September 30, 2007.

The net sales for the nine months ended September 30, 2008 totaled $4,784,776, an increase of $4,437,829 as compared to the sales of $346,947 for the nine months ended September 30, 2007. This is due to the fact that the Company only commenced its operation in the third quarter of 2007. Of the net sales for the nine months ended September 30, 2008, approximately 43.3% was generated from the sale of raw silk, which represented the sale of approximately 93.8 tons of silk ; 12.2% was generated from the sale of by products, which are residual substances and materials from the processing of cocoons; 39.6% was generated from the resale of 330.2 tons of excessive processed cocoons and certain cocoons which were not suitable for our facilities; and 4.8% was other sales and income.

Our total operating expenses for the nine months ended September 30, 2008 were $892,451, as compared to $9,663,820 for the nine months ended September 30, 2007. The decrease was primarily due to the common stock issued for services, which was valued at $9,200,000 and recorded as consulting fee during the third quarter of 2007. Absenting consulting expense, the operating expenses were increased $428,631, or increased 92%, compared to the comparable period of 2007. Due to that Company started its operation from the third quarter of 2007.

Liquidity and Capital Resources

The gross margin rate during the third quarter of 2008 increased to 12.1% from 2.4% during the second quarter of 2008. This improvement is mainly the result of our acquisition of Zhengzhong (see Business). The Company start to use its exclusive right through acquired assets of Zhengzhong to purchase cocoon directly from local farmers commence on spring cocoon season of 2008. As a result, the cost of our main raw material – cocoon decreased 27%, the average cost (excluding tax) purchased directly from farmers is $4,620 (31,350 Renminbi) per ton, compared to $6,350 (43,140 Renminbi) per ton, the average cost purchased from other vendors.

As of September 30, 2008, we had $766,837 in cash and cash equivalents. The Company had negative working capital of $616,114 at September 30, 2008.

During the nine months ended September 30, 2008, the Company received $1,663,249 in cash from its major shareholder as a repayment of funds that were advanced to the shareholder in 2007 and borrowed $148,712 from third parties to cover operational needs.

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

The Company commenced the repayment of convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three private investors, which represents accrued interest of $12,500 to three private investors and repayment of principal in the amount of $13,875 due on the convertible promissory notes. The Company issued total of 32,354,043 shares to seven private investors during the six months ended June 30, 2008, which represents the repayment of loan principal of $493,950 and loan interest of $174,913. The Company did not make any repayment during the three months ended September 30, 2008 due to its financing difficulties.

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $135,329; and unpaid accrued liquidated damages is $641,636. The Company is seeking ways to resolve the default issue with all investors.

On June 30, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) filed a motion for default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2007, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total to relief. The Company is in the process of retaining an attorney to defend this litigation. Any adverse outcome of this litigation could materially harm the financial condition of the Company and could cause it to cease operations.

The Company is in talks with a bank to acquire a short term loan to support its operating needs. However, there can be no assurance that the Company can successfully get a loan from the bank or secure financing from any other source.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,294,099 and $4,428,977, which included the amortization of deferred finance costs and debt discounts of $983,483 and $3,057,862 for the three and nine months ended September 30, 2008, respectively. In addition, the Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $15,937,073 at September 30, 2008. Substantial portions of the losses are attributable to amortization, consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was low. It was 12.1% and 6.7% for the three and nine months ended September 30, 2008, respectively. The Company had a working capital deficiency of $616,114 at September 30, 2008. These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2008, the Company received proceeds from a significant shareholder in the amount of $1,663,249 as a repayment of the funds advanced to this shareholder during 2007.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company started to purchase its main raw material directly from farmers through the acquisition of Zhengzhong. It helped the Company to reduce its raw material - cocoon cost by 14.5% directly and increased its operating gross margin rate to 12.1% consequently during the quarter ended September 30, 2008. However, the acquisition has not been consummated as the Company failed to make a full payment. There can be no assurance that the Company can raise enough funds to accomplish successfully this acquisition and to accomplish these steps and/or business plans, and it is uncertain whether the Company will achieve a profitable level of operations.

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

Commitments and Contingencies

Registration Rights Arrangement

In connection with the convertible debt, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing of a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $542,636 at September 30, 2008, which has been included in interest expense for the nine months ended September 30, 2008 and accounts payable and accrued expenses at September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2008 due to the following: A material weakness related the conclusion by our Chief Executive Officer/Chief Financial Officer that all prior evaluations of the effectiveness of our internal disclosure controls and procedures previously conducted may have been insufficient. Management has committed to undertake a reevaluation of such disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $135,329; and unpaid accrued liquidated damages is $641,636. The Company is seeking ways to resolve the default issue with all investors.

On June 30, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) filed a motion for default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2007, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total to relief. The Company is in the process of retaining an attorney to defend this litigation. Any adverse outcome of this litigation could materially harm the financial condition of the Company and could cause it to cease operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: November 18, 2008	By:	/s/
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)