Form 10-K
period 2008-12-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2009-04-15
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 0—52150

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

The issuer’s revenues for its most recent fiscal year were $5,574,996

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $812,926.

The number of shares of the issuer’s common stock issued and outstanding as of April 8, 2009 was 123,484,043 shares.

Documents Incorporated By Reference: None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our”, “us” or “Franklin” refer to Franklin Towers Enterprises, Inc., unless the context otherwise indicates.

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

Our History
Franklin was incorporated on March 23, 2006 in the State of Nevada. Prior to our acquisition of Chongqing Qiluo Textile Co., Ltd., (renamed to “Chongqing Fuling Qiluo Wintus Silk Co., Ltd.” on May 30, 2008), a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”), as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007, Franklin intended to engage in the manufacturing, processing, and distribution of frozen Pan Asian foods.

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

Our Business

Through our subsidiary, Qiluo, we are engaged in the manufacture and sale of raw silk in the Fuling District of Chongqing Municipality, China. Qiluo was incorporated on December 15, 2006, under the name “Chongqing Qiluo Textile Co. Ltd.” under the laws of the People’s Republic of China. Qiluo commenced its operations in August 2007. Qiluo’s executive offices and principal place of business is located in the Fuling District of Chongqing Municipality, China. The primary goal of Qiluo is to be the leader in silk manufacturing in the local area of Fuling, Chongqing, China.

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

In order to gain a competitive edge in the centralization of the silk industry in Chongqing, Qiluo had to seek out methods to bring together what had typically been a very fragmented industry and co-ordinate the entire silk manufacturing process. This process includes everything from sericulture, to harvesting and processing the cocoons, through to the manufacturing and exportation of either finished or raw silk products. On January 28, 2007, the Company signed a twenty (20) year lease effective as of March 1, 2007 with Xinshengxiang, the holder of approximately 13.85% of our common stock, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of $29,134 plus other occupancy costs. The leased factory building is equipped with manufacturing machinery and housing facilities. We believe that the investment in the newest high-end silk manufacturing machinery will elevate both the quality and the quantity of the silk produced.

Manufacturing equipment and facilities include:

•	Administrative building

•	Secondary process centre

•	12 electric automatic reeling machines

•	Vacuum infiltration equipment

•	Water infiltration equipment

•	Ventilation & air condition

•	Hydration distribution facility

Qiluo’s manufacturing facilites are capable of producing approximately 300 tons of raw silk per year. Qiluo also intends to further expand its production ability by acquiring silkworm production bases and silk textile production capacity in the local area. On November 26, 2007, we entered into a binding letter of intent with Zhengzhong Silkworm Industrial Development Co., a limited liability company organized under the laws of the People’s Republic of China (“Zhengzhong”), pursuant to which we intend to acquire cocoon purchase stations, warehouses and certain other assets from Zhengzhong. The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,520,634 translated at the December 31, 2008 exchange rate). On December 28, 2007, the Company made a deposit with local government regulatory agent in the amount of 3,250,000 Renminbi (“RMB”) ($411,270 translated with December 31, 2008 foreign exchange rate). In February 2009, the Company paid an additional 1,500,000 RMB ($219,900 translated at the December 31, 2008 exchange rate) of the purchase price and due date of the remaining 5,624,800 RMB ($824,596 translated at the December 31, 2008 exchange rate) due has been extended to September 2009. ) If the Company is unable to pay the remaining  balance due, the Company’s total payment of 4,750,000 RMB ($631,170 translated at the December 31, 2008 exchange rate) may be forfeited and not recovered (partially or in full).

On November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus New Star Enterprises Group, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Wintus”), pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets. The Company did not take further actions regarding this acquisition.

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

Governmental Regulation

At present, Qiluo’s operation is subject to minimum government regulations. As a silk manufacturing facility, Qiluo is reguired to have a minimum of 2,400 thread reelings and raw silk quality of not less than 2A50 grading. Qiluo has obtained all governmental approvals required to operate a silk manufacturing company in Chongqing, China, Qiluo has obtained all the must also meet basic factory and labor standards including obtaining all business permit and business license, working hoursand minimum wages pay. Qiluo has met the government’s minimum standards for operating a silk manufacturing company by obqualified for the filature produce under state rules and regulations by equipping it facilities with 4,030 thread reelings has meet these governmental regulation. Qiluo currently has 4,030 thread reeling machines, of which 2,400 are automatic thread reelings. We do not foresee any future regulations being imposed on Qiluo business and /or the silk industry. If such regulations are imposed in the future, it may have a substantial negative impact on the Company.

Employees

Qiluo currently has 315 employees, all of whom are employed on a full time basis. Our employees have no long term commitments to the Company. All employees are employed pursuant to standard employment agreement, which sets forth the terms of the employment, duties, compensation, and other such matters, In addition, all of our employees are required to sign our standard confidentiality agreement, pursuant to which they agree to maintain the confidentiality of all proprietary information of our company. We do not believe that any of these are material to our business operation.

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

We agreed to register for resale all the common stock underlying the secured convertible promissory notes and warrants. If, among others, the registration statement we filed within 60 calendar days from September 12, 2007 and not declared effective within 150 calendar days from September 12, 2007, we must pay monthly liquidated damages in cash equal to 2%, or lesser pro-rata amount for any period less than 30 days, of the principal amount of the outstanding secured convertible promissory notes and the purchase price of the shares underlying secured convertible promissory notes and the warrants issued upon conversion of the secured promissory notes and the exercise of the warrants held by the investors which are subject to the non registration event. The liquidating damages must be paid in cash, or at our election, with registered shares shares of our common stock valued at 75% of the average of the closing bid prices of the our common stock for the five trading days preceding such payment. Such payment must be made within 10 days after the end of each 30 day period, or shorter part of such period for which the liquidation damages are payable. The registration statement has not yet been declared effective as of April 8, 2009.

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

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company is in default to all eleven investors. As of December 31, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $205,133; and unpaid accrued liquidated damages penalty and default penalty are $1,018,580. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

Our offices are located at 88 Julong Road, Chongqing, China. Our telephone number is 011-86-2372183330. Our website can be found at www.franklintowersenterprises.com. Information contained on our website, or which can be accessed through the website, does not constitute a part of this Annual Report.

Item 1A  Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

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

Item 2.  Properties

We currently maintain offices and our principal place of business at a building having an area equal to 122,700 square feet (ft2) and located at 88 Julong Road, Lidu Economic Development Zone, Fulin, Chongqing. Qiluo leases such building pursuant to a lease agreement, dated January 28, 2007, between Qiluo and Xinshengxiang Industrial Development Co., Ltd., which owns 17,100,000 shares of Franklin’s common stock. The term of the lease is twenty years and the annual rental payment is $29,134. Franklin intends to continue to operate from these premises until such time as management determines that other space or additional employees are required.

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

On July 28, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) obtained a default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2007, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total relief, which amount includes a 15% principal charge of $75,000, accrued interest of $48,125, and liquidated damages of $37,000.

As of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $205,133; and unpaid accrued liquidated damages penalty and default penalty are $1,018,580. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is eligible for trading on the Over the Counter Bulletin Board under the symbol FRTW.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on www.moneycentral.msn.com during the period from January 1, 2007 until December 31, 2008:

Bid Information*
Financial Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.002	$0.001
September 30, 2008	$0.008	$0.001
June 30, 2008	$0.050	$0.001
March 31, 2008	$0.370	$0.047
December 31, 2007	$1.18	$0.110
September 30, 2007	$1.40	$1.00
June 30, 2007	$1.25	$0.80
March 31, 2007	$0.88	$0.88

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On April 8, 2009, there were approximately 364 holders of record of the Company's common stock.

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

None.

Item 6.  Selected Consolidated Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included , which are included elsewhere in the Form 10K. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements”.

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,520,634 translated at the December 31, 2008 exchange rate). On December 28, 2007, the Company made a deposit with local government regulatory agent in the amount of 3,250,000 Renminbi ($411,270 translated with December 31, 2008 foreign exchange rate). In February 2009, the Company paid an additional 1,500,000 RMB ($219,900 translated at the December 31, 2008 exchange rate) of the purchase price and due date of the remaining 5,624,800 RMB ($824,596 translated at the December 31, 2008 exchange rate) due has been extended to September 2009. If the Company is unable to pay the remaining  balance due, the Company’s total payment of 4,750,000 RMB ($631,170 translated at the December 31, 2008 exchange rate) may be forfeited and not recovered (partially or in full).

As part of acquisition plan, on March 19, 2008, the Company signed a contract with Chongqing Fulin State Owned Assets Investment and Management Company to rent and use state owned cocoon purchase station and warehouse at no cost from March 19, 2008 to March 18, 2009. The Company paid a deposit of 50,000 Renminbi ($7,329 translated at the December 31, 2008 foreign exchange rate) to Chongqing Fulin State Owned Assets Investment and Management Co. as required by the rent contract.

The acquisition of certain asset of Zhengzhong Silkworm Industrial Development Co., Ltd. from Fuling Municipal Government is not consummated yet since the Company did not make the full payment of 10,374,800 RMB ($1,520,634 translated at the December 31, 2008 foreign exchange rate) except for deposits of 4,750,000 RMB ($631,170 translated at the December 31, 2008 foreign exchange rate). Nevertheless, the Company started to use those cocoon stations and to purchase cocoon directly from local farmers commenced on the second quarter of 2008. However, there is no assurance that the Company will raise enough fund to complete this acquisition.

Furthermore, in an effort to expand silk production and subsequent processing ability, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.  As of April 8, 2009, the Company did not take any further steps for this planned acquisition. We will not be able to complete this acquisition until we secure additional funds.

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

Results of Operations

Net Sales

Comparison of Sales for the Years Ended December 31, 2008 and 2007

Sales in US dollars	2008	2007

Silk	$2,576,009	$1,496,070
Cocoons	1,927,570	2,350,008
By products and others	1,071,417	801,900
Total sales	$5,574,996	$4,647,978

The Company sold 118.78 tons of silk during 2008, an increase of 41.78 tons, or 54% as compared to 77.02 tons during 2007. The revenue from sale of silk was $2,576,009 in 2008, an increase of $1,079,939, or 72% as compared to $1,496,070 in 2007. The increase of silk sales is primarily attributable to the fact that the Company only commenced its operation in the third quarter of 2007 and thus was not in full operations until and after the third quarter of 2007. The increase of silk sales is also attributable to the increase of average selling price. During 2008, the average selling price per ton was $21,687, an increase of $2,263, or 12%, as compared to $19,424 per ton during 2007.

The sales of cocoon were 337.71 tons, a decrease of 82.59 tons, or 20% as compared to 420.30 tons sold in 2007. The revenue from sale of cocoon was $1,927,570, a decrease of $442,438, or 18%, as compared to $2,350,008 during 2007. The cocoon is a raw material for production of silk. During the fourth quarter of 2007, the Company sold more cocoons due to the lower quality of cocoons the Company bought, which were not usable by the Company’s facilities.

The sales of by-products and others increased $269,517, or 34% to $1,071,417 during 2008, as compared $801,900 during 2007. This increase was in line with the increase of silk sales.

Gross Profit

Comparison of Gross Profit for the Years Ended December 31, 2008 and 2007

	2008	2007

Net sales	$5,574,996	$4,647,978
Cost of sales	5,286,061	4,617,557
Gross profit	$288,935	$30,421
Gross profit margin rate	5.18%	0.65%

Gross profit for the year end December 31, 2008 and 2007 was $288,935 and $30,421, respectively. The gross profit margin rate for the year ended December 31, 2008 increased 4.53 percentage points to 5.18%, as compared to 0.65% for the year ended December 31, 2007. This improvement is mainly the result of our acquisition of Zhengzhong (see Business). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons. The average cost of cocoons purchased from our local farmers was $4,512 per ton in 2008, a decrease of $1,663, or 27% as compared average $6,175 per ton purchased from the market.

Loss from Operations

Comparison of Loss from Operations for the Years Ended December 31, 2008 and 2007

	2008	2007

Gross profit	$288,935	$30,421

Professional fees	271,448	650,716
Depreciation and amortization	27,212	4,099
Common stock issued for consulting services	-	9,200,000
Other general and administrative expenses	742,129	163,852
Loss from operations	$(751,854)	$(9,988,246)

Losses from operations for the year ended December 31, 2008 were $751,854, a decrease of $9,236,392 as compared to $9,988,246 for the year ended December 31, 2007. The decrease was primarily due to the common stocks issued for services, which was valued at $9,200,000 and recorded as consulting fee in September 2007.  Professional fees totaled $271,488 for the year ended December 31, 2008, a decrease of $379,268, or 58%, as compared to professional fees of $650,716 for the year ended December 31, 2007. The disparity in professional fees in 2007 as compared to 2008 is attributable to fees incurred in connection with our Convertible Promissory Notes issued in September 2007.

Other general and administrative expenses consist of selling expenses, general and administrative expenses of back office and general and administrative expenses of cocoon stations. The increase of other general and administrative expenses in 2008 was primarily due to new acquired cocoon stations. The expenses in connection with cocoon stations totaled $441,834 in 2008 and such expense was $0 in 2007.

Other Expenses, Net

Total other expense, net increased by $3,940,628 to 5,431,006 (net of $2,564 interest income) for the year ended December 31, 2008, as compared to $1,490,378 (net of $1,066 interest income) for the year ended December 31, 2007. The increase was primarily attributable to interest expenses incurred in connection with the amortization of convertible debt issuances in September 2007. We have incurred and recorded the amortization of deferred finance costs and debt discount and cash discount in connection with the convertible debt of $4,004,445 as interest expense for the year ended December 31, 2008, an increase of $2,713,379 as compared to the same expenses of $1,291,066 incurred and recorded in 2007. We also incurred interests and penalties in connection with the default of convertible notes in the amount of $1,026,939 during the year ended December 31, 2008, an increase of $829,165, compared to $197,774 in 2007.

Liquidity and Capital Resources

The major sources of Company’s liquidity for the year ended December 31, 2008 and 2007 were cash generated from operations, proceeds from convertible promissory notes, and short term loans from banks and other entities.

Net cash used in operating activities during the year ended December 31, 200 was $3,995,200, an increase of $3,363,022, or 432%, as compared to $632,178 for the year ended December 31, 2007. The increase of net cash used in operation activities is primarily attributable to the deterioration of silk market commenced on fourth quarter of 2008. The Company’s operations were materially affected by decreasing silk price and shrinking silk demand. As a result, our inventory as of December 31, 2008 totaled $2,847,009, an increase of $2,107,510, or 285%, as compared to $739,499 as of December 31, 2007.  In line with the increase of inventory, accumulated value added tax credit totaled $325,138 as of December 31, 2008, an increase of $273,270, or 527%, as compared to $51,868 at December 31, 2007.

Net cash provided by investing activities was $48,707 during 2008, which was the results of refund of acquisition deposit $90,047 used for purchase of cocoon seeds and offset by expenditure on equipment of $41,340. During 2007, the Company spent $564,742 on machinery and equipment and made an acquisition deposit of $545,289.

Net cash provided by financing activities was $2,662,800 and $2,564,663 for the years ended December 31, 2008 and 2007, respectively. During 2008, the Company received net proceeds of $955,209 from various short term loans. The Company also received cash of $1,722,656 from its major shareholder as a repayment of funds that were advanced to the shareholder in 2007. During 2007, the Company received $891,085 net proceeds from various short term loans and net proceeds of $2,917,500 from convertible promissory notes issued on September 12 and 20, 2007.

Loans Payable to various Banks and Entities

Loans payable consist of:	December 31, 2008	December 31, 2007

Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd. under 10,000,000 RMB ($1,458,000) credit line, interest at 6% per annum, due May 31, 2009	$170,999	$-
Qiluo loan payable to one individual, interest at 6% per annum, due on demand	63,025	-
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 11,000,000 RMB, interest at 18% per annum, due March 23, 2009	1,612,270	-
Franklin loans payable to two individuals, interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Qiluo loan payable to Shanghai Pudong Development Bank, interest at 6.57% per annum, due January 29, 2008 (repaid in full)	-	891,085
Total	$1,866,294	$911,085

Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. is collateralized with Company inventory – 400 tons of cocoon and 30 tons of silk.

As of December 31, 2008, the accrued interest payable for short term loans totaled $29,581, which was included in the accrued expenses.

On February 20, February 25, and March 23, 2009, the Company repaid a short term loan totaling $1,612,270 (11,000,000 RMB) to Jin Cheng Small Loans Company, Ltd.

Loans payable – related parties consist of:	December 31, 2008	December 31, 2007
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	8,348
Total	$19,391	$20,581

Convertible Promissory Notes Payable

	December 31,	December 31,
Convertible notes payable, net consist of:	2008	2007

Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	2,221,118	540,179
Unamortized debt discounts	(1,078,882)	(2,759,821)

Repayment of convertible notes	(507,825)	-
Convertible notes payable, net	$1,713,293	$540,179
Current portion	$1,713,293	$79,664
Long term portion	$-	$460,515

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties.

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $205,133; and unpaid accrued liquidated damages penalty and default penalty are $1,018,580. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

On January 20, 2009, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of $4,397,100 (30,000,000 RMB translated at the December 31, 2008 exchange rate) from Shanxia Bank. The loan is collateralized with the assets of Chongqing Guojing Silk Company and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, the Company received $2,198,550 (15,000,000RMB); Chongqing Guojing Silk Company, Ltd. received $1,465,700 (10,000,000RMB); Mr. Wensheng Chen received $439,710 (3,000,000RMB) and Mr. Songbai Zhong received $293,140 (2,000,000RMB). The loan bears interest at 10% per annum payable quarterly and is due in full by January 19, 2010. Chongqing Guojing Silk Company, Ltd. is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $6,182,860 and $11,478,624, for the years ended December 31, 2008 and 2007, respectively.  The Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $17,690,956 at December 31, 2008.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $1,780,617 and $52,912 as of December 31, 2008 and 2007, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 5.2% and 0.7% for the years ended December 31, 2008 and 2007, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $205,133; and unpaid accrued liquidated damages penalty and default penalty are $1,018,580. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

During 2008, the Company received proceeds from a significant shareholder in the amount of $1,722,656 as a repayment of nonreciprocal funds transferred to this shareholder during 2007. The Company also received proceeds of short term loans totaled $955,209.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the acquisition of “Zhengzhong”, thereby helping the Company to reduce its raw material - cocoon cost by 14.5% directly and increase its operating gross margin rate to 5.2% for the year ended December 31, 2008, an increase of 4.5 percentage points, as compared to 0.7% for the year ended December 31, 2007. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

Our independent audit firm has indicated that these factors raise substantial doubt concerning the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The functional currency of Franklin is the United States dollar.  The functional currency of Qiluo is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates ($0.14657 and $0.13709 at December 31, 2008 and 2007, respectively).  The revenues and expenses were translated into United States dollars at average exchange rates for the period ($0.14396 and $0.13148 for the years ended December 31, 2008 and 2007, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the years ended December 31, 2008 and 2007.

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Revenue Recognition

Sales of products are recorded when title passes to the customer, which is generally at time of shipment.  The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”.  No stock options have been granted and none are outstanding.

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

Segment Information

SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Consolidated Financial Statements and Supplementary Data

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-4

Consolidated Statement of Stockholders’ (Deficit) Equity for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Franklin Towers Enterprises, Inc.

I have audited the accompanying consolidated balance sheet of Franklin Towers Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of Franklin Towers Enterprises, Inc. and subsidiaries as of  December 31, 2007 and for the year then ended were audited by another auditor whose report dated April 11, 2008 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Towers Enterprises, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer , CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York
April  10, 2009

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

/s/ RBSMLLP

New York, NY
April 11, 2008

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$61,867	$1,311,939
Accounts receivable - net of allowance of $2,362 and $2,146 as of December 31, 2008 and 2007, respectively	68,727	105,160
Inventories	2,847,009	739,499
Prepaid costs and expenses	772,314	15,102
Total Current Assets	3,749,917	2,171,700
Property and Equipment, net	887,693	517,632
Other Assets:
Deposits	483,681	545,289
Deferred finance costs - net of accumulated amortization of $325,703 and $82,402 as of December 31, 2008 and 2007, respectively	56,797	300,098
	540,478	845,387
TOTAL ASSETS	$5,178,088	$3,534,719

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Convertible notes payable - net of unamortized discounts of $1,078,882 and $1,680,939 as of December 31, 2008 and 2007, respectively	$1,713,293	$79,664
Loans payable	1,866,294	911,085
Accounts payable and accrued expenses	1,931,556	1,213,282
Loans payable - related parties	19,391	20,581
Total Current Liabilities	5,530,534	2,224,612
Long Term Liabilities:
Convertible notes payable - net of unamortized discounts of $0 and $1,078,882 as of December 31, 2008 and 2007, respectively	-	460,515
TOTAL LIABILITIES	5,530,534	2,685,127

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares and 91,130,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	12,348	9,113
Deferred finance costs	(1,335,144)	(3,415,349)
Additional paid-in capital	18,345,012	15,659,700
Accumulated deficit	(17,690,956)	(11,508,096)
Accumulated other comprehensive income	316,294	104,224
Total Stockholders' (Deficit) Equity	(352,446)	849,592
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,178,088	$3,534,719

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net Sales	$5,574,996	$4,647,978
Cost of Sales	5,286,061	4,617,557
Gross Profit	288,935	30,421
Operating Expenses:
Professional fees	271,448	650,716
Depreciation and amortization	27,212	4,099
Common stock issued for consulting services	-	9,200,000
General and administrative expenses	742,129	163,852
Total Operating Expenses	1,040,789	10,018,667
Loss From Operations	(751,854)	(9,988,246)
Other Income (Expenses):
Interest income	2,564	1,066
Interest Expense	(5,433,570)	(1,491,444)
Total Other (Expense)	(5,431,006)	(1,490,378)
Loss Before Income Tax	(6,182,860)	(11,478,624)
Provision for Income Tax	-	-
Net Loss	$(6,182,860)	$(11,478,624)
Net Loss per Share - Basic and Diluted	$(0.06)	$(0.32)

Weighted Average Shares Outstanding - Basic and Diluted	111,773,942	35,892,082

Comprehensive Loss:
Net loss	$(6,182,860)	$(11,478,624)
Other comprehensive income	212,070	103,092
Comprehensive Loss	$(5,970,790)	$(11,375,532)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Common Stock		Additional			Accumulated Other
	Shares	Amount	Shares	Amount	Paid - in Capital	Deferred Finance Costs	Accumulated Deficit	Comprehensive Income	Total
Balance - December 31, 2006	-	$-	30,250,000	$3,025	$333,039	$-	$(29,472)	$1,132	$307,724
Proceeds from an additional investment	-	-	-	-	768,600	-	-	-	768,600
Issuance of preferred stock in connection with merger acquisition	5,000,000	5,000	-	-	(5,000)	-	-	-	-
Relative fair value of warrants and beneficial conversion feature	-	-	-	-	3,300,000	-	-	-	3,300,000
Common stock issued for consulting services	-	-	8,000,000	800	9,199,200	-	-	-	9,200,000
Issurance of common stock purchase warrants as finder's fee in connection with convertible notes payable	-	-	-	-	4,083,834	(3,415,349)	-	-	668,485
Conversion of Series A preferred stock to common stock	(5,000,000)	(5,000)	52,880,000	5,288	(288)	-	-	-	-
Nonreciprocal funds transferred to shareholder	-	-	-	-	(2,019,685)	-	-	-	(2,019,685)
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(11,478,624)	-	(11,478,624)
Foreign currency translation adjustment	-	-	-	-	-	-	-	103,092	103,092
Balance - December 31, 2007	-	-	91,130,000	9,113	15,659,700	(3,415,349)	(11,508,096)	104,224	849,592
Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs	-	-	-	-	-	2,080,205	-	-	2,080,205
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	2,019,685	-	-	-	2,019,685
Net loss for the year ended December 31, 2008	-	-	-	-		-	(6,182,860)	-	(6,182,860)
Foreign currency translation adjustment	-	-	-	-	-	-	-	212,070	212,070
Balance - December 31, 2008	-	$-	123,484,043	$12,348	$18,345,012	$(1,335,144)	$(17,690,956)	$316,294	$(352,446)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(6,182,860)	$(11,478,624)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	80,740	46,419
Bad debt expense	(5,619)	2,058
Amortization of deferred finance costs	243,301	82,402
Amortization of debt discount - fair value of warrants and beneficial conversion feature	1,680,939	540,179
Amortization of deferred finance costs – consulting	2,080,205	668,485
Common stock issued for services	-	9,200,000
Common stock issued for accrued interest on convertible notes payable	174,913	-
Rent expense satisfied by reduction of nonreciprocal funds transferred balance	43,412	-
Changes in operating assets and liabilities
(Decrease) increase in accounts receivable:	36,217	(107,218)
Increase in inventories	(2,107,510)	(739,499)
Increase in prepaid costs and expenses	(757,212)	(15,102)
Increase in accounts payable and accrued liabilities	718,274	1,168,722
Net Cash Used in Operating Activities	(3,995,200)	(632,178)
Cash Flows from Investing Activities:
Capital expenditures	(41,340)	(564,742)
Acquisition deposit returned (paid) - net	90,047	(545,289)
Net Cash Provided by (Used in) Investing Activities	48,707	(1,110,031)
Cash Flows from Financing Activities:
Proceeds from short term loans	955,209	891,085
Proceeds from issuance of convertible notes payable	-	3,300,000
Proceeds from an additional investment charged to additional paid in capital	-	768,600
Net cash of business acquired	-	744
Repayment (payment) of nonreciprocal funds transferred to shareholder	1,722,656	(2,019,685)
Finance costs related to issuance of convertible notes	-	(382,500)
Repayment of convertible notes payable	(13,875)	-
(Repayment) proceeds from related party	(1,190)	6,419
Net Cash Provided by Financing Activities	2,662,800	2,564,663
Effect of Exchange Rate Changes on Cash and Cash Equivalents	33,621	105,062
Net (Decrease) Increase in Cash and Cash Equivalents	(1,250,072)	927,516
Cash and Cash Equivalents - Beginning of Period	1,311,939	384,423
Cash and Cash Equivalents - End of Period	$61,867	$1,311,939
Supplemental Cash Flow Information:
Interest paid	$12,500	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets purchased from related party	$253,617	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Debt discount recorded in connection with issuance of convertible notes payable	$-	$3,300,000
Preferred stock issued in connection with recapitalization	$-	$5,000
Preferred stock converted	$-	$(5,000)
Conversion of Series A preferred stock to common stock	$-	$5,288
Common stock issued for convertible notes payable	$493,950	$-
Common stock issued for accrued interest on convertible notes payable	$174,912	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $6,182,860 and $11,478,624, for the years ended December 31, 2008 and 2007, respectively.  The Company had negative cash flow from operations since December 15, 2006 (date of inception) and has an accumulated deficit of $17,690,956 at December 31, 2008.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $1,780,617 and $52,912 as of December 31, 2008 and 2007, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 5.2% and 0.7% for the years ended December 31, 2008 and 2007, respectively.

Going Concern (Continued)

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $205,133; and unpaid accrued liquidated damages penalty and default penalty are $1,018,580. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During 2008, the Company received proceeds from a significant shareholder in the amount of $2,019,685 as a repayment of nonreciprocal funds transferred to this shareholder during 2007. The Company also received proceeds of short term loans totaled $955,209.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost by 14.5% directly and increase its operating gross margin rate to 5.2% for the year ended December 31, 2008, an increase of 4.5 percentage points, as compared to 0.7% for the year ended December 31, 2007. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to confirm with current year’s presentation. These reclassifications have no effect on previously reported results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, accounts payable and accrued liabilities, short term loans and convertible notes, net.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Franklin is the United States dollar.  The functional currency of Qiluo is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates ($0.14657 and $0.13709 at December 31, 2008 and 2007, respectively).  The revenues and expenses were translated into United States dollars at average exchange rates for the period ($0.14396 and $0.13148 for the years ended December 31, 2008 and 2007, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the years ended December 31, 2008 and 2007.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

Intangible and Other Long-Lived Assets, Net

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Revenue Recognition

Sales of products are recorded when title passes to the customer, which is generally at time of shipment.  The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”.  No stock options have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the years ended December 31, 2008 and 2007.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of general and administrative expenses.

Research and Development

In accordance with SFAS No. 2, “Accounting For Research and Development Costs”, the Company expenses all research and development costs as incurred.

Segment Information

SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Net Loss Per Common Share

The Company has adopted SFAS No. 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  The common stock issued and outstanding has been included from December 15, 2006 (date of inception) with respect to the effect of recapitalization.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - $2,792,175 and $3,300,000 and warrants – 30,360,000 and 30,360,000, at December 31, 2008 and 2007, respectively), are anti-dilutive.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - Inventories

Inventories consist of the following:
	December 31,	December 31,
	2008	2007

Finished Goods	$131,684	$544,327
Processed cocoons	1,857,227	-
Raw Materials	255,971	182,335
Work in Process	602,127	12,837

Total	$2,847,009	$739,499

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at December 31, 2008 and 2007.

NOTE 4 – Prepaid Costs and Expenses

Prepaid costs and expenses consist of:

	December 31, 2008	December 31, 2007

Prepayment in connection with short term loan obtained in January 2009 (see Note 18)	$439,710	$-
Advances to personnel for future overhead costs	7,423	-
Advances to vendors for future overhead costs	116,460	-
Value added tax credits	208,678	-
Other	43	15,102
Total	$772,314	$15,102

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:
Fixed Assets	Estimated Useful Life	December 31, 2008	December 31, 2007

Production Equipment	10	$726,508	$516,381
Auxiliary Equipment	10	6,947	7,878
Office Equipment	3-5	23,006	15,991
Automobile	5	124,585	-
Furniture and Fixtures	5-7	36,624	25,872
Construction in progress		102,582	-

		1,020,252	566,122
Less: Accumulated Depreciation		132,559	48,490

		$887,693	$517,632

Depreciation expense was $80,740 and $46,419 for the years ended December 31, 2008 and 2007, respectively, of which $53,528 and $42,320 was included in cost of sales.

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

NOTE 6 - Deposits

Deposits consist of:
	December 31, 2008	December 31, 2007

Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit for purchase of silkworm seeds	-	134,019
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	-
Payment on August 15, 2008 in connection with the purchase	36,643	-
Foreign currency translation adjustment	28,439	-

Total	$483,681	$545,289

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,520,634 translated at the December 31, 2008 exchange rate). If the Company is unable to pay the remaining 7,124,800 RMB ($1,044,282 translated at the December 31, 2008 exchange rate) due, the Company’s total payment of 3,250,000 RMB ($476,352 translated at the December 31, 2008 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the Company paid an additional 1,500,000 RMB ($219,900 translated at the December 31, 2008 exchange rate) of the purchase price and due date of the remaining 5,624,800 RMB ($824,596 translated at the December 31, 2008 exchange rate) due has been extended to September 2009.

NOTE 7 - Loans Payable – Short Term

Loans payable consist of:	December 31, 2008	December 31, 2007

Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd. under 10,000,000 RMB ($1,458,000) credit line, interest at 6% per annum, due May 31, 2009	$170,999	$-
Qiluo loan payable to one individual, interest at 6% per annum, due on demand	63,025	-
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 11,000,000 RMB, interest at 18% per annum, due March 23, 2009	1,612,270	-
Franklin loans payable to two individuals, interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Qiluo loan payable to Shanghai Pudong Development Bank, interest at 6.57% per annum, due January 29, 2008 (repaid in full)	-	891,085

Total	$1,866,294	$911,085

Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. is collateralized with Company inventory – 400 tons of cocoon and 30 tons of silk.

As of December 31, 2008, the accrued interest payable for short term loans totaled $29,581, which was included in the accrued expenses.

NOTE 8 – Loans Payable – Related Parties

	December 31,	December 31,
Loans payable – related parties consist of:	2008	2007

Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	8,348

Total	$19,391	$20,581

The accrued interest payable to related party was $2,292 and $1,313 as of December 31, 2008 and 2007, respectively.

NOTE 9 - Convertible Notes Payable
	December 31,	December 31,
Convertible notes payable, net consist of:	2008	2007

Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	2,221,118	540,179
Unamortized debt discounts	(1,078,882)	(2,759,821)

Repayment of convertible notes	(507,825)	-
Convertible notes payable, net	$1,713,293	$540,179
Current portion	$1,713,293	$79,664
Long term portion	$-	$460,515

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

NOTE 9 - Convertible Notes Payable (Continued)

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

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The amortization of these deferred finance costs and debt discounts are reported as a component of the interest expense. The amortization of the debt discount was $1,680,939 and $540,179 for the years ended December 31, 2008 and 2007, respectively. The amortization of deferred finance costs was $2,080,205 and $668,485 for the years ended December 31, 2008 and 2007, respectively. Such amortizations have been included as interest expense.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company is in default to all eleven investors (see Note 17).

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

In September 2007, the Company agreed to issue an aggregate of 8,000,000 shares of its common stock valued at $9,200,000 to Bonsai Venture Partner, Ltd., a British Virgin Islands Limited company in consideration for consulting services rendered. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and the Rule 506 promulgated thereunder. The shares issued in consideration for services rendered were valued at $9,200,000, based on the price of our stock on the date of issuance.

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

NOTE 12 - Warrants

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - December 31, 2008 and 2007		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of December 31, 2008 are:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$ 0.50	13,200,000	5.00	0.50	13,200,000	0.50
$ 1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement. The registration statement filed on December 26, 2007 is not effective as of March 31, 2009.

NOTE 12 – Warrants (Continued)

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 13 - Related Party Transaction

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 10) for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $1,722,656 in cash during the year ended December 31, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

During the three months ended March 31, 2008, the Company acquired four silk reeling machines and an automobile from Xinshengxiang valued at a total of $253,617 (1,850,000 Renminbi), which the parties agreed to be treated as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $253,617 repayment as an increase in additional paid-in capital.

During the year ended December 31, 2008, the Company and Xinshengxiang agreed to offset the Company’s $43,412 rent liability to Xinshengxiang and treat the $43,412 as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $43,412 repayment as an increase in additional paid-in capital.

As of December 31, 2008, the unpaid balance of the nonreciprocal funds transferred to Xinshengxiang in 2007 is $0.

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

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $54,531 as of December 31, 2008.

NOTE 15 - Commitments and Contingencies

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 10), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,134 translated at the December 31, 2008 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending December 31,	Future Minimum Rent Payments

2009	$29,134
2010	29,134
2011	29,134
2012	29,134
2013	29,134
Thereafter	378,742

Total	$524,412

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 9), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $809,167 at December 31, 2008, which has been included in interest expense for the year ended December 31, 2008 and accounts payable and accrued expenses at December 31, 2008.

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

NOTE 16 – Legal Proceeding

On July 28, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) obtained a default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a promissory note dated September 12, 2007, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total relief, which amount includes a 15% principal charge of $75,000, accrued interest of $48,125, and liquidated damages of $37,000.

NOTE 17 – Default on Convertible Notes Payable

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2008, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $205,133; and unpaid accrued liquidated damages penalty and default penalty are $1,018,580. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

NOTE 18 – Subsequent Events

On February 20, February 25, and March 23, 2009, the Company repaid a short term loan totaling $1,612,270 (11,000,000 RMB, see Note 7) to Jin Cheng Small Loans Company, Ltd.

On January 20, 2009, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of $4,397,100 (30,000,000 RMB translated at the December 31, 2008 exchange rate) from Shanxia Bank. The loan is collateralized with the assets of Chongqing Guojing Silk Company and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, the Company received $2,198,550 (15,000,000RMB); Chongqing Guojing Silk Company, Ltd. received $1,465,700 (10,000,000RMB); Mr. Wensheng Chen received $439,710 (3,000,000RMB) and Mr. Songbai Zhong received $293,140 (2,000,000RMB). The loan bears interest at 10% per annum payable quarterly and is due in full by January 19, 2010. Chongqing Guojing Silk Company, Ltd. is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

On July 10, 2008, Franklin Towers Enterprises, Inc. (the “Registrant”) changed its principal independent accountants. On such date, RBSM LLP resigned from serving as the Registrant’s independent registered public accounting firm and the Registrant retained Michael T. Studer CPA P.C. as its principal independent accountants. The decision to change accountants was approved by the Registrant’s Board of Directors.

The Resignation of RBSM LLP.

RBSM LLP was the independent registered public accounting firm for the Registrant’s from January 2, 2008 until July 10, 2008. None of RBSM LLP reports on the Registrant’s financial statements from January 2, 2008 until July 10, 2008, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RBSM LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which RBSM LLP served as the Registrant’s independent registered public accounting firm.

However, the report of RBSM LLP, dated April 11, 2008, on our consolidated financial statements as of and for the year ended December 31, 2007 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered recurring losses and negative working capital, had experienced negative cash flows from operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

The Registrant has provided RBSM LLP with a copy of this disclosure and has requested that RBSM LLP furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from RBSM LLP addressed to the Securities and Exchange Commission dated July 14, 2008 is filed as Exhibit 16.1 to this Current Report on Form 8-K.

The Engagement of Michael T. Studer CPA P.C.

Prior to July 10, 2008, the date that Michael T. Studer CPA P.C. was retained as the principal independent accountants of the Registrant:

(1) The Registrant did not consult Michael T. Studer CPA P.C. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant’s financial statements;

(2) Neither a written report nor oral advice was provided to the Registrant by Michael T. Studer CPA P.C. that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Registrant did not consult Michael T. Studer CPA P.C. regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-X and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-X

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/ Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In addition, we lack sufficient resources to perform the internal audit function.  In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accountant that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Name	Age	Positions and Offices Held
Dingliang Kuang	39	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our sole director and executive officers and any persons holding more than 10% of our common stock are required to file with the Commission reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 furnished to Franklin Towers, Franklin Towers is aware of none persons who during the fiscal year ended December 31, 2008 were directors, officers, or beneficial owners of more than ten percent of the common stock of Franklin Towers who fileed, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year or previously.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officers for the years ended December 31, 2008 and 2007.

Name	Title	Year	Commission	Bonus	Stock awards	Option Awards *	Non- equity Incentive plan compen- sation	Non qualified deferred compen- sation	All other Compen- sation	Total
Dingliang Kuang	President	2008	0	0	0	0	0	0	0	0
Dingliang Kuang [1]	President	2007	0	0	0	0	0	0	0	0
Kelly Fan [1]	President	2007	0	0	0	0	0	0	0	0

On March 12, 2007, Ms. Kelly Fan resigned from her positions as director, President, Chief Executive Officer, Treasurer, Chief Financial Officer of the Company. On the same date, the Board of Directors of the Company appointed Dingliang Kuang as a director and as the Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END MARCH 31, 2008
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dingliang Kuang	0	0	0	0	None	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have no agreement, oral or written, to pay Mr. Kuang.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended December 31, 2008	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dingliang Kuang	0	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 8, 2009, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 123,484,045 shares of our common stock issued and outstanding as of April 8, 2009.

Name of Beneficial Owner	Class of Stock	Number of Shares Beneficially Owned		Percent of Class Beneficially Owned

Directors and Officers:

Dingliang Kuang(1) 88 Julong Road Lidu Economic Development Zone, Fulin, Chongqing	Common Stock	21,868,300	(2)	17.71%

5% Shareholders:

Xinshengxiang Industrial Development Co., Ltd. 88 Julong Road Lidu Economic Development Zone, Fulin, Chongqing China	Common Stock	17,100,000	(3)	13.85%

All directors and executive officers as a group (1 person)	Common Stock	21,868,300	(2)(3)	17.71%

(1)
On March 12, 2007, the Board of Directors of the Company appointed Dingliang Kuang as a director and as the Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

(2)
On December 10, 2007, we issued 1,322,000 shares of our common stock to Diangliang Kuang upon the conversion of 125,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was converted into 10.576 shares of our common stock. Diangliang Kuang also owns an additional 450,000 shares of our common stock. Diangliang Kuang is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd. and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner the shares of Franklin’s capital stock owned by Xinshengxiang Industrial Development Co., Ltd. Mr. Kuang thus directly and indirectly (by Xinshengxiang Industrial Development Co., Ltd.) owns 21,868,300 shares of Franklin’s common stock. As such, Mr. Kuang directly and indirectly holds approximately 17.71% of the issued and outstanding shares of Franklin’s capital stock entitled to vote.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 19, 2007, Franklin issued 4,750,000 shares of its Series A Convertible Preferred Stock to Xinshengxiang Industrial Development Co., Ltd. The foregoing shares were issued pursuant to the Share Purchase Agreement, dated June 19, 2007, among Franklin, Qiluo, Xinshengxiang Industrial Development Co., Ltd. and the other stockholders of Qiluo. In consideration for such shares, Xinshengxiang Industrial Development Co., Ltd. conveyed to Franklin all of its shares of the registered capital of Qiluo. Xinshengxiang Industrial Development Co., Ltd also owns 17,100,000 shares of Franklin Towers’ issued and outstanding shares of common stock as a result of the foregoing transaction. Kelly Fan, our former President, Chief Executive Officer, Chief Financial Officer, and Director, transferred without consideration to the Qiluo Shareholders 18,000,000 shares of the common stock of Franklin which were issued and outstanding and held by Ms. Fan. Such shares were allocated between the Qiluo Shareholders as follows: 17,100,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 450,000 shares to Dingliang Kuang; and 450,000 shares to Yue Kuang.  Mr. Diangliang Kuang, our Chariman, President and Director, is the principal owner and manager of Xinshengxiang Industrial Development Co., Ltd.

On December 10, 2007, Xinshengxiang Industrial Development Co., Ltd., converted 4,750,000 shares of our outstanding Series A Convertible Preferred Stock into 50,236,000 shares of common stock. Xinshengxiang Industrial Development Co., Ltd. subsequently transferred such shares to its 275 shareholders.

On June 19, 2007, Franklin issued to Diangliang Kuang 125,000 shares of Series A Convertible Preferred shares. Such shares were converted into 1,322,000 shares of common stock on December 10, 2007. Mr. Kuang also directly owns 3,446,300 shares of common stock, 2,996,300 shares of which were acquired as a result of Xinshengxiang Industrial Development Co., Ltd distribution to its shareholders and 450,000 shares of which were acquired in the June 19, 2007 transfer from Kelly Fan, our President and Chief Executive Officer. Mr. Kuang is also deemed to be the indirect beneficial owner the 17,100,000 shares of the common stock owned by Xinshengxiang Industrial Development Co., Ltd. Accordingly, Mr. Kuang directly and indirectly owns 21,868,300 shares of our common stock, which is approximately 17.71% of our issued and outstanding shares of common stock.

Xinshengxiang Industrial Development Co., Ltd. leases to Qiluo the building containing Qiluo’s offices and principal place of business. Such building has an area equal to 122,700 square feet and is located at 88 Julong Road, Lidu Economic Development Zone, Fulin, Chongqing. Qiluo leases such building pursuant to a lease agreement, dated January 28, 2007, between Qiluo, as tenant, and Xinshengxiang Industrial Development Co., Ltd., as landlord. The term of the lease is twenty years and the annual rental payment is $29,134.

During 2007, we received funds from and advanced funds to Xinshengxiang, for working capital purposes. As of December 31, 2007, the excess advance payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess payment to its significant shareholder as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid in capital. During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $1,722,656 in cash during the year ended December 31, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

During the three months ended March 31, 2008, the Company acquired four silk reeling machines and an automobile from Xinshengxiang valued at a total of $253,617 (1,850,000 Renminbi), which the parties agreed to be treated as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $253,617 repayment as an increase in additional paid-in capital.

We believe the above transactions were on terms at least as favorable as we would have received in arm’s-length transactions.

During the year ended December 31, 2008, the Company and Xinshengxiang agreed to offset the Company’s $43,412 rent liability to Xinshengxiang and treat the $43,412 as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $43,412 repayment as an increase in additional paid-in capital.

As of December 31, 2008, the unpaid balance of the nonreciprocal funds transferred to Xinshengxiang in 2007 is $0.

During the three months ended March 31, 2008, the Company purchased approximately 42.3 tons raw material–cocoon for $301,455 (2,198,960 Renminbi) at market price from Xinshengxiang.

On January 20, 2009, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of $4,397,100 (30,000,000 RMB translated at the December 31, 2008 exchange rate) from Shanxia Bank. The loan is collateralized with the assets of Chongqing Guojing Silk Company and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, the Company received $2,198,550 (15,000,000RMB); Chongqing Guojing Silk Company, Ltd. received $1,465,700 (10,000,000RMB); Mr. Wensheng Chen received $439,710 (3,000,000RMB) and Mr. Songbai Zhong received $293,140 (2,000,000RMB). The loan bears interest at 10% per annum payable quarterly and is due in full by January 19, 2010. Chongqing Guojing Silk Company, Ltd. is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

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

Audit Fees

Michael T. Studer CPA P.C. provided audit services to Franklin Towers in connection with its annual report for the fiscal year ended December 31, 2008. The aggregate fees billed by Michael T. Studer CPA P.C. for the audit of Franklin Towers’ annual financial statements during the fiscal year ended December 31, 2008 was $50,000.

RBSM LLP provided audit services to Franklin Towers in connection with its annual report for the fiscal year ended December 31, 2007. The aggregate fees billed by RBSM LLP for the audit of Franklin Towers’ annual financial statements during the fiscal year ended December 31, 2007 was approximately $_153,000.

Audit Related Fees

Michael T. Studer CPA P.C. billed no fees in 2008 for professional services rendered to Franklin Towers that are reasonably related to the audit or review of Franklin Towers’ financial statements that are not disclosed in “Audit Fees” above.

RBSM LLP billed no fees in 2007 for professional services rendered to Franklin Towers that are reasonably related to the audit or review of Franklin Towers’ financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Michael T. Studer CPA P.C. billed no fees in 2008 for professional services rendered to Franklin Towers in connection with the preparation of Franklin Towers’ tax returns for the respective periods.

RBSM LLP billed no fees in 2007 for professional services rendered to Franklin Towers in connection with the preparation of Franklin Towers’ tax returns for the respective periods.

All Other Fees

Michael T. Studer CPA P.C. billed no fees in 2008 for other professional services rendered to Franklin Towers or any other services not disclosed above.

RBSM LLP billed no fees in 2007 for other professional services rendered to Franklin Towers or any other services not disclosed above.

Audit Committee Pre-Approval

Franklin Towers does not have a standing audit committee. Therefore, all services provided to the Company by Michael T Studer CPA P.C., and RBSM LLP as detailed above, were pre-approved by Franklin Towers’ board of directors.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

10.1	January 20, 2009 Short term credit line in the amount of $4,397,100 (30,000,000 RMB translated at the December 31, 2008 exchange rate) from Shanxia Bank.

31.1	Certification Of Chief Executive Officer/Chief Financial Officer Pursuant To Section 302(A) Of The Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2008.

Date: April _______, 2009	FRANKLIN TOWERS ENTERPRISES, INC.

	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer,
Chairman, and Director (Principal
Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dingliang Kuang	Director, President, Chief Executive	April _______, 2009
Name: Dingliang Kuang	Officer and Chairman