Form 10-K/A
period 2008-12-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2009-04-15
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

RBSM LLP provided audit services to Franklin Towers in connection with its annual report for the fiscal year ended December 31, 2007. The aggregate fees billed by RBSM LLP for the audit of Franklin Towers’ annual financial statements during the fiscal year ended December 31, 2007 was approximately $195,000.

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

Date: April 15, 2009	FRANKLIN TOWERS ENTERPRISES, INC.

	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer,
Chairman, and Director (Principal
Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dingliang Kuang	Director, President, Chief Executive	April 15, 2009
Name: Dingliang Kuang	Officer and Chairman