Form 10-Q
period 2009-03-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2009-05-20
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,484,043 shares as of May 20, 2009

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets As of March 31, 2009 (Unaudited) and December 31, 2008	F-1

Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Deficit For the Three Months Ended March 31, 2009 (Unaudited) and the Year Ended December 31, 2008	F-3

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-18

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$997,952	$61,867
Accounts receivable - net of allowance for doubtful accounts of $3,289 and $2,362 as of March 31, 2009 and December 31, 2008, respectively	57,298	68,727
Other receivables	545,388	-
Inventories	2,796,846	2,847,009
Prepaid costs and expenses	324,497	772,314
Total Current Assets	4,721,981	3,749,917
Property and Equipment, net	869,040	887,693
Other Assets:
Deposits	702,720	483,681
Deferred finance costs - net of accumulated amortization of $357,331 and $325,703 as of March 31, 2009 and December 31, 2008, respectively	25,169	56,797
Total Other Assets	727,889	540,478
TOTAL ASSETS	$6,318,910	$5,178,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable - net of unamortized discounts of $686,607 and $1,078,882 as of March 31, 2009 and December 31, 2008, respectively	$2,105,568	$1,713,293
Loans payable	2,967,032	1,866,294
Accounts payable and accrued expenses	767,036	707,843
Convertible notes interest and penalty payables	1,565,755	1,223,713
Loans payable - related parties	19,391	19,391
Total Current Liabilities	7,424,782	5,530,534

TOTAL LIABILITIES	7,424,782	5,530,534
Stockholders' Defict:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of March 31, 2009 and December 31, 2008	12,348	12,348
Deferred finance costs	(849,693)	(1,335,144)
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(18,926,857)	(17,690,956)
Accumulated other comprehensive income	313,318	316,294
Total Stockholders' Deficit	(1,105,872)	(352,446)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,318,910	$5,178,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Net Sales	$398,371	$1,325,660
Cost of Sales	370,486	1,314,861
Gross Profit	27,885	10,799
Operating Expenses:
Professional fees	16,629	119,860
Depreciation and amortization	9,625	2,322
General and administrative expenses	120,362	93,517
Total Operating Expenses	146,616	215,699
Loss From Operations	(118,731)	(204,900)
Other Income (Expenses):
Subsidy income	265,458	-
Interest income	6,457	1,439
Interest Expense	(1,389,085)	(1,338,199)
Total Other (Expense)	(1,117,170)	(1,336,760)
Loss Before Income Tax	(1,235,901)	(1,541,660)
Provision for Income Tax	-	-
Net Loss	$(1,235,901)	$(1,541,660)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	91,958,959

Comprehensive Loss:
Net loss	$(1,235,901)	$(1,541,660)
Foreign currency translation adjustment	(2,976)	80,417
Comprehensive Loss	$(1,238,877)	$(1,461,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional			Accumulated Other
	Shares	Amount	Shares	Amount	Paid - in Capital	Deferred Finance Costs	Accumulated Deficit	Comprehensive Income	Total
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592
Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs	-	-	-	-	-	2,080,205	-	-	2,080,205
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	2,019,685	-	-	-	2,019,685
Net loss for the year ended December 31, 2008	-	-	-	-		-	(6,182,860)	-	(6,182,860)
Foreign currency translation adjustment	-	-	-	-	-	-	-	212,070	212,070
Balance - December 31, 2008	-	-	123,484,043	12,348	18,345,012	(1,335,144)	(17,690,956)	316,294	(352,446)
Amortization of deferred finance costs	-	-	-	-	-	485,451	-	-	485,451
Net loss for the period	-	-	-	-	-	-	(1,235,901)	-	(1,235,901)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,976)	(2,976)
Balance - March 31, 2009	-	$-	123,484,043	$12,348	$18,345,012	$(849,693)	$(18,926,857)	$313,318	$(1,105,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(1,235,901)	$(1,541,660)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense	22,878	14,819
Bad debt expense	929	9,214
Amortization of deferred finance costs	31,628	75,807
Amortization of debt discount - fair value of warrants and beneficial conversion feature	392,275	437,192
Amortization of deferred finance costs - consulting	485,451	541,036
Common stock issued for accrued interest on convertible notes payable	-	115,000
Accrued convertible notes interest and penalties	342,042	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,502	(794,399)
Decrease in inventories	50,163	317,889
Decrease (increase) in prepaid costs and expenses	447,817	(172,996)
Increase in accounts payable and accrued liabilities	59,193	445,286
Net Cash Provided by (Used in) Operating Activities	606,977	(552,812)
Cash Flows from Investing Activities:
Capital expenditures	(5,272)	(1,372)
Other receivables	(545,388)	-
Acquisition deposits paid	(219,600)	(7,131)
Net Cash (Used in) Investing Activities	(770,260)	(8,503)
Cash Flows from Financing Activities:
Proceeds from (repayment of) short term loans - net	1,100,738	(891,085)
Repayment of convertible notes payable	-	(13,875)
Proceeds from repayment of nonreciprocal funds transferred to shareholder	-	219,693
Net Cash Provided by (Used in) Financing Activities	1,100,738	(685,267)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,370)	14,432
Net Increase (Decrease) in Cash and Cash Equivalents	936,085	(1,232,150)
Cash and Cash Equivalents - Beginning of Period	61,867	1,311,939
Cash and Cash Equivalents - End of Period	$997,952	$79,789
Supplemental Cash Flow Information:
Interest paid	$146,522	$17,637
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets purchased from related party	$-	$253,617

Supplemental Disclosures of Non-Cash Financing Activities:
Common stock issued for convertible notes principal payment	$-	$127,650
Common stock issued for convertible notes interest payment	$-	$115,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Business and Basis of Presentation

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada.

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd.(“Qiluo”), a limited liability company organized under the laws of the People’s Republic of China, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (see Note 12). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

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

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,235,901 for the three months ended March 31, 2009 and has an accumulated deficit of $18,926,857 at March 31, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $2,702,801 and $1,780,617 as of March 31, 2009 and December 31, 2008, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 7% for the three months ended March 31, 2009 and 5.2% for the year ended December 31, 2008.

Going Concern (Continued)

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $274,937; and unpaid accrued liquidated damages penalty and default penalty are $1,290,818. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During the three months ended March 31, 2009, the Company received net proceeds of $1,100,738 from various short term loans.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost by 14.5% directly and increase its operating gross margin rate to 5.2% for the year ended December 31, 2008, an increase of 4.5 percentage points, as compared to 0.7% for the year ended December 31, 2007. During the three months ended March 31, 2009, the gross margin rate was 7%, as compared to 0.8% for the three months ended March 31, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to confirm with current year’s presentation. These reclassifications have no effect on previously reported results of operations.

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10 –K/A filed April 15, 2009.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, accounts payable and accrued liabilities, short term loans and convertible notes, net.  The fair value of these financial instruments approximate their carrying amounts reported in the condensed consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Franklin is the United States dollar.  The functional currency of Qiluo is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates.  The revenues and expenses were translated into United States dollars at average exchange rates for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ deficit.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the three months ended March 31, 2009 and 2008.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the three months ended March 31, 2009 and 2008.

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities, convertible debts and warrants,  are anti-dilutive.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 - Inventories

 Inventories consist of the following:
	March 31,	December 31,
	2009	2008
	(Unaudited)

Finished Goods	$399,078	$131,684
Processed cocoons	1,281,073	1,857,227
Raw Materials	145,414	255,971
Work in Process	971,281	602,127

Total	$2,796,846	$2,847,009

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at March 31, 2009 and December 31, 2008.

NOTE 5 – Prepaid Costs and Expenses

Prepaid costs and expenses consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Prepayment in connection with short term loan obtained in January 2009 (see Note 9)	$-	$439,710
Advances to personnel for future overhead costs	42,467	7,423
Advances to vendors for future overhead costs	129,535	116,460
Value added tax credits	152,452	208,678
Other	43	43
Total	$324,497	$772,314

NOTE 6 - Property and Equipment

Property and equipment is summarized as follows:
Description	Estimated Useful Life	March 31, 2009	December 31, 2008
		(Unaudited)

Production Equipment	10	$725,665	$726,508
Auxiliary Equipment	10	6,939	6,947
Office Equipment	3-5	28,253	23,006
Automobile	5	124,440	124,585
Furniture and Fixtures	5-7	36,581	36,624
Construction in progress		102,463	102,582
		1,024,341	1,020,252
Less: Accumulated Depreciation		155,301	132,559

		$869,040	$887,693

Depreciation expense was $22,878 and $14,819 for the three months ended March 31, 2009 and 2008, respectively, of which $13,253 and $12,496 was included in cost of sales.

NOTE 7 - Deposits

Deposits consist of:
	March 31, 2009	December 31, 2008
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	256,243	36,643
Foreign currency translation adjustment	27,878	28,439
Total	$702,720	$483,681

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,518,871 translated at the March 31, 2009 exchange rate). If the Company is unable to pay the remaining 5,574,800 RMB ($816,151 translated at the March 31, 2009 exchange rate) due, the Company’s total payments of 4,800,000 RMB ($702,720 translated at the March 31, 2009 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 5,574,800 RMB ($816,151 translated at the March 31, 2009 exchange rate) due was extended to September 2009.

NOTE 8 – Other Receivables

During the three months ended March 31, 2009, the Company advanced $392,840 and $152,548 to one unrelated entity and one unrelated individual separately. These receivables are interest free and receivable on demand.

NOTE 9 - Loans Payable
Loans payable consist of:	March 31, 2009	December 31, 2008
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd. interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to one individual, interest at 6% per annum, due on demand	62,952	63,025
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
Franklin loans payable to two individuals, interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 2,000,000 RMB, interest at 19.44% per annum, due June 25, 2009	292,800	-
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 4,000,000 RMB, interest at 21.24% per annum, due November 24, 2009	585,600	-
Qiluo loan payable to Shan Xia Bank, net interest at 10% per annum, due January 19, 2010	2,005,680	-
Total	$2,967,032	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,392,000 translated at the March 31, 2009 exchange rate) from Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 13,700,000 RMB ($2,005,680), Guojing Silk received 13,300,000 RMB ($1,947,120), and Mr. Chen received 3,000,000 RMB ($439,200).The loan bears interest at 10% per annum payable monthly and is due in full by January 19, 2010. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

As of March 31, 2009 and December 31, 2008, the accrued interest payable for short term loans totaled $22,808 and $29,581, respectively, which was included in accounts payable and accrued expenses.

NOTE 10 – Loans Payable – Related Parties

Loans payable – related parties consist of:	March 31, 2009	December 31, 2008
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Total	$19,391	$19,391

The accrued interest payable to related party was $2,537 and $2,292 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 11 - Convertible Notes Payable
	March 31,	December 31,
Convertible notes payable, net consist of:	2009	2008
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	2,613,393	2,221,118
Unamortized debt discounts	(686,607)	(1,078,882)

Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,105,568	$1,713,293

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 17).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The amortization of these deferred finance costs and debt discounts are reported as a component of the interest expense. The amortization of the debt discount was $392,275 and $437,192 for the three months ended March 31, 2009 and 2008, respectively. The amortization of deferred finance costs was $485,451 and $541,036 for the three months ended March 31, 2009 and 2008, respectively. Such amortizations have been included as interest expense.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company is in default to all eleven investors (see Note 19).

NOTE 12 - Stockholders’ Equity and Share Purchase Agreement

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

As a result of the foregoing transactions: (a), Xinshengxiang held approximately 81% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; (b) Diangliang Kuang is the principal owner and manager of Xinshengxiang and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner of the shares of Franklin’s capital stock owned by Xinshengxiang. Mr. Kuang thus directly and indirectly (by Xinshengxiang) held approximately 83% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; and (c) Yue Kuang, who is the sister of Diangliang Kuang, directly held approximately 2% of the total combined voting power of all classes of Franklin’s capital stock who is entitled to vote.

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

The Company issued a total of 32,354,043 shares to seven of the Purchasers as repayment of loan and loan interest during the six months ended June 30, 2008, pursuant to the terms of the Notes (see Note 11).  The issuing price was calculated at 75% of the average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

NOTE 13 - Preferred Stock

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

NOTE 14 - Warrants

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - March 31, 2009 (Unaudited) and December 31, 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of March 31, 2009 and December 31, 2008 are:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement. The registration statement filed on December 26, 2007 is not effective as of May 18, 2009.

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 15 - Related Party Transactions

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 12) for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $1,722,656 in cash during the year ended December 31, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

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

During the three months ended March 31, 2009, Qiluo borrowed 31,500,000 RMB ($4,611,600) from Chongqing Guojing Silk Company, Ltd.(“Guojing Silk”) and simultaneously delivered a bank acceptance (from Shan Xia Bank) for the same amount to Guojing Silk. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. Under the related agreement with Shan Xia Bank, use of the 31,500,000 RMB is not permitted while the bank acceptance is outstanding. Accordingly, the Company has not reflected the offsetting $4,611,600 asset and liability in the unaudited condensed consolidated financial statements.

NOTE 16 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $997,952 and $61,867 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 17 - Commitments and Contingencies

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 12), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,280 translated at the March 31, 2009 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending March 31, (Unaudited)	Future Minimum Rent Payments

2010	$29,280
2011	29,280
2012	29,280
2013	29,280
2014	29,280
Thereafter	348,920

Total	$495,320

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 11), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $976,698 as of March 31, 2009, which has been recorded as interest expense and included in convertible notes interest and penalty payables.

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

NOTE 18 – Legal Proceeding

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

NOTE 19 – Default on Convertible Notes Payable

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $274,937; and unpaid accrued liquidated damages penalty and default penalty are $1,290,818. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”) and Form 10-K/A filed on April 15, 2009. This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,518,871 translated at the March 31, 2009 exchange rate). If the Company is unable to pay the remaining 5,574,800 RMB ($816,151 translated at the March 31, 2009 exchange rate) due, the Company’s total payments of 4,800,000 RMB ($702,720 translated at the March 31, 2009 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 5,574,800 RMB ($816,151 translated at the March 31, 2009 exchange rate) due was extended to September 2009.

The acquisition of certain assets of Zhengzhong Silkworm Industrial Development Co., Ltd. from Fuling Municipal Government will not be consummated until the Company has made the full payment of 10,374,800 RMB ($1,518,871 translated at the March 31, 2009 foreign exchange rate). Nevertheless, the Company started to use those cocoon stations and to purchase cocoon directly from local farmers commencing in the second quarter of 2008. However, there is no assurance that the Company will raise enough funds to complete this acquisition.

Furthermore, in an effort to expand silk production and subsequent processing ability, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.  As of the date of this filing, the Company did not take any further steps for this planned acquisition. We will not be able to complete this acquisition until we secure additional funds.

Should our initiatives to maximize both output and quality of silk production move forward, additional funds will be required. However, there can be no assurance that additional capital will be available to us. Although we may seek to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, the securities to be offered or any other issue with respect to any offering. We may have to issue debt or equity or enter into a strategic arrangement with a third party.

Results of Operations

Net Sales

Comparison of Sales for the Three Months Ended March 31, 2009 and 2008

Sales in US dollars	2009	2008

Silk	$257,961	$688,516
Cocoons	33,565	528,391
By products and others	106,845	108,753
Total sales	$398,371	$1,325,660

Our net sales were $398,371 during the three months ended March 31, 2009, a decrease of $927,289, or 70%, as compared to $1,325,660 for the three months ended March 31, 2008.  The decrease in our sales was primarily attributable to the deterioration of commodity market and lack of demand due to deteriorating economic conditions throughout the world.

The Company sold 12.76 tons of silk during the three months ended March 31, 2009, a decrease of 17.61 tons, or 58% as compared to 30.37 tons during the same quarter of 2008. The revenue from sale of silk was $257,961 during the three months ended March 31, 2009, a decrease of $430,555, or 63% as compared to $688,516 in the same period of 2008.

The cocoon is a raw material for production of silk. Sales of cocoons were 6.6 tons, a decrease of 76.80 tons, or 92% as compared to 83.40 tons sold in the same period of 2008. The revenue from sale of cocoons was $33,565, a decrease of $494,826, or 94%, as compared to $528,391 for the three months ended March 31, 2008. The decrease is that the reduced demand due to economic conditions and also a resulting drop in the silk sales.

Gross Profit

Comparison of Gross Profit for the Three Months Ended March 31, 2009 and 2008

	2009	2008

Net sales	$398,371	$1,325,660
Cost of sales	370,486	1,314,861
Gross profit	$27,885	$10,799
Gross profit margin rate	7.00%	0.81%

Gross profit for the three months end March 31, 2009 and 2008 was $27,885 and $10,799, respectively. The gross profit margin rate for the three months ended March 31, 2009 increased 6.19 percentage points to 7%, as compared to 0.81% for the three months ended March 31, 2008. This improvement is mainly the result of our use of Zhengzhong assets (see Plan of Operation). The Company started to use its exclusive right to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons. The average cost of cocoons purchased from our local farmers was $4,512 per ton in 2008, a decrease of $1,663, or 27% as compared to the average $6,175 per ton purchased from the market.

Loss from Operations

Comparison of Loss from Operations for the Three Months Ended March 31, 2009 and 2008

	2009	2008

Gross profit	$27,885	$10,799

Professional fees	16,629	119,860
Depreciation and amortization	9,625	2,322
Other general and administrative expenses	120,362	93,517
Loss from operations	$(118,731)	$(204,900)

The loss from operations for the three months ended March 31, 2009 was $118,731, a decrease of $86,169, or 42%, as compared to $204,900 for the three months ended March 31, 2008. The decrease was primarily due to the decrease in professional fees. Professional fees totaled $16,629 for the three months ended March 31, 2009, a decrease of $103,231, or 86%, as compared to professional fees of $119,860 for the three months ended March 31, 2008. We incurred significant cost in connection with professional services associated with the legal and accounting reporting obligations of being a public company in the early stages of becoming a reporting company during the three months ended March 31, 2008.

Other general and administrative expenses consist of selling, general and administrative expenses relating to our office and the cocoon stations. The increase of other general and administrative expenses in the three months ended March 31, 2009 was primarily due to expenses of the cocoon stations. The expenses in connection with cocoon stations totaled $19,049 in the three months ended March 31, 2009 and such expense was $0 in the same period of 2008.

Other Expenses, Net

Comparison of Other Expenses, net for the Three Months Ended March 31, 2009 and 2008

	2009	2008

Subsidy income	$265,458	$-
Interest income	6,457	1,439
Interest expense	(1,389,085)	(1,338,199)
Other Expenses, net	$(1,117,170)	$(1,336,760)

Total other expenses, net decreased by $219,590 to $1,117,170 for the three months ended March 31, 2009, as compared to $1,336,760 for the three months ended March 31, 2008. The decrease was primarily attributable to the net proceeds of $265,458 received from various Chinese government subsidies during the first quarter of 2009. These government subsidies were in connection with the purchase of cocoon and incentive of technology innovation. Part of these subsidies will pass through to the farmers who produced the cocoons when we purchase the cocoons from farmers, which will be reflected in a higher purchase price. These were one time subsidies. The gross amount received was 2,614,480 RMB ($382,498), the cost in connection with the application was 800,000 RMB ($117,040), and the net amount was $265,458.

Interest expense consists of interest on short term loans and amortization of deferred financing costs and debt discount in connection with the convertible debt issuances in September 2007. We have incurred and recorded $909,354 and $1,054,035 amortization expense of deferred finance costs and debt discounts for the three months ended March 31, 2009 and 2008, respectively.  In addition, we also recorded accrued interest expense and penalties in connection with the default of convertible notes. Such expenses totaled $342,042 and $196,743 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

The major sources of the Company’s liquidity for the three months ended March 31, 2009 were cash generated from operating activities and short term loans from banks and other entities.

Net cash provided by operating activities during the three months ended March 31, 2009 was $606,977, compared to ($552,812) for the three months ended March 31, 2008. The $606,977 provided by operating activities in 2009 was due primarily to the $909,354 amortization of deferred finance costs and debt discounts, the $342,042 increase in accrued convertible notes interest and penalties, and the $447,817 decrease in prepaid costs and expenses, offset partially by the $1,235,901 net loss.

Net cash used in investing activities was $770,260 during the  three months ended March 31, 2009, which was the result of $219,600 additional payments in connection with the acquisition of Zhengzhong assets and the $545,388 in loans to two unrelated parties.

Net cash provided by (used in) financing activities was $1,100,738 and ($685,267) for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, the Company received net proceeds of $1,100,738 from various short term loans.

Loans Payable

Loans payable consist of:	March 31, 2009	December 31, 2008

Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd. interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to one individual, interest at 6% per annum, due on demand	62,952	63,025
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
Franklin loans payable to two individuals, interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 2,000,000 RMB, interest at 19.44% per annum, due June 25, 2009	292,800	-
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd. - 4,000,000 RMB, interest at 21.24% per annum, due November 24, 2009	585,600	-
Qiluo loan payable to Shan Xia Bank, net interest at 10% per annum, due January 19, 2010	2,005,680	-

Total	$2,967,032	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,392,000 translated at the March 31, 2009 exchange rate) from Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 13,700,000 RMB ($2,005,680), Guojing Silk received 13,300,000 RMB ($1,947,120), and Mr. Chen received 3,000,000 RMB ($439,200).The loan bears interest at 10% per annum payable monthly and is due in full by January 19, 2010. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

As of March 31, 2009 and December 31, 2008, the accrued interest payable for short term loans totaled $22,808 and $29,581, respectively, which was included in accounts payable and accrued expenses.

Convertible Notes Payable
	March 31,	December 31,
Convertible notes payable, net consist of:	2009	2008

Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	2,613,393	2,221,118
Unamortized debt discounts	(686,607)	(1,078,882)

Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,105,568	$1,713,293

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 17).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The amortization of these deferred finance costs and debt discounts are reported as a component of the interest expense. The amortization of the debt discount was $392,275 and $437,192 for the three months ended March 31, 2009 and 2008, respectively. The amortization of deferred finance costs was $485,451 and $541,036 for the three months ended March 31, 2009 and 2008, respectively. Such amortizations have been included as interest expense.

As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $274,937; and unpaid accrued liquidated damages penalty and default penalty are $1,290,818. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,235,901 for the three months ended March 31, 2009 and has an accumulated deficit of $18,926,857 at March 31, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $2,702,801 and $1,780,617 as of March 31, 2009 and December 31, 2008, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 7% for the three months ended March 31, 2009 and 5.2% for the year ended December 31, 2008.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008 as described above.

Our independent auditor has stated that these factors raise substantial doubt concerning the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2009, the Company received net proceeds of $1,100,738 from various short term loans.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost by 14.5% directly and increase its operating gross margin rate to 5.2% for the year ended December 31, 2008, an increase of 4.5 percentage points, as compared to 0.7% for the year ended December 31, 2007. During the three months ended March 31, 2009, the gross margin rate was 7%, as compared to 0.8% for the three months ended March 31, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Critical Accounting Policies and Estimates

General

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation

The functional currency of Franklin is the United States dollar.  The functional currency of Qiluo is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates The revenues and expenses were translated into United States dollars at average exchange rates for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

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

Commitments and Contingencies

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 12), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,280 translated at the March 31, 2009 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending March 31, (Unaudited)	Future Minimum Rent Payments

2010	$29,280
2011	29,280
2012	29,280
2013	29,280
2014	29,280
Thereafter	348,920

Total	$495,320

Registration Rights Arrangement

In connection with the convertible notes payable, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $976,698 as of March 31, 2009, which has been recorded as interest expense and included in convertible notes interest and penalty payables.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2009 due to material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In addition, we lack sufficient resources to perform the internal audit function.  In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accountant that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over accounting and financial reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $135,329; and unpaid accrued liquidated damages is $641,636. The Company is seeking ways to resolve the default issue with all investors.

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

See Part II – Item 1. above.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: May 20, 2009	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)