Form 10-Q
period 2009-06-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2009-08-18
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,484,043 shares as of August 18, 2009

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets As of June 30, 2009 (Unaudited) and December 31, 2008	F-1

Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Deficit For the Six Months Ended June 30, 2009 (Unaudited) and the Year Ended December 31, 2008	F-3

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-19

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$360,955	$61,867
Accounts receivable - net of allowance for doubtful accounts of $10,532 and $2,362 as of June 30, 2009 and December 31, 2008, respectively	251,784	68,727
Inventories	2,036,925	2,847,009
Prepaid costs and expenses	398,971	772,314
Other receivables	3,554,977	-
Restricted cash to bank acceptance payables	4,611,600	-
Total Current Assets	11,215,212	3,749,917
Property and Equipment, net	847,627	887,693
Other Assets:
Deposits	995,520	483,681
Deferred finance costs - net of accumulated amortization of $376,365 and $325,703 as of June 30, 2009 and December 31, 2008, respectively	6,135	56,797
Total Other Assets	1,001,655	540,478
TOTAL ASSETS	$13,064,494	$5,178,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable - net of unamortized discounts of $305,844 and $1,078,882 as of June 30, 2009 and December 31, 2008, respectively	$2,486,331	$1,713,293
Bank acceptance payables	4,611,600	-
Loans payable	3,889,352	1,866,294
Accounts payable and accrued expenses	724,826	707,843
Customer prepaid	1,016,660	-
Convertible notes interest and penalty payables	1,907,797	1,223,713
Loans payable - related parties	19,391	19,391
Total Current Liabilities	14,655,957	5,530,534

TOTAL LIABILITIES	14,655,957	5,530,534
Stockholders' Defict:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	12,348	12,348
Deferred finance costs	(378,489)	(1,335,144)
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(19,883,654)	(17,690,956)
Accumulated other comprehensive income	313,320	316,294
Total Stockholders' Deficit	(1,591,463)	(352,446)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,064,494	$5,178,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Sales	$2,485,527	$1,124,478	$2,883,898	$2,450,138
Cost of Sales	2,280,552	1,097,749	2,651,038	2,412,610
Gross Profit	204,975	26,729	232,860	37,528
Operating Expenses:
Selling, general and administrative expenses	145,415	338,065	282,406	553,764
Depreciation and amortization	10,088	-	19,713	-
Total Operating Expenses	155,503	338,065	302,119	553,764
Loss From Operations	49,472	(311,336)	(69,259)	(516,236)
Other Income (Expenses):
Subsidy income	440,664	-	706,122	-
Interest income	356	137	6,813	1,576
Interest Expense	(1,447,289)	(1,282,019)	(2,836,374)	(2,620,218)
Total Other (Expense)	(1,006,269)	(1,281,882)	(2,123,439)	(2,618,642)
Loss Before Income Tax	(956,797)	(1,593,218)	(2,192,698)	(3,134,878)
Provision for Income Tax	-	-	-	-
Net Loss	$(956,797)	$(1,593,218)	$(2,192,698)	$(3,134,878)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	107,684,502	123,484,043	99,869,750

Comprehensive Loss:
Net loss	$(956,797)	$(1,593,218)	$(2,192,698)	$(3,134,878)
Foreign currency translation adjustment	2	64,627	(2,974)	145,044
Comprehensive Loss	$(956,795)	$(1,528,591)	$(2,195,672)	$(2,989,834)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional			Accumulated Other
	Shares	Amount	Shares	Amount	Paid - in Capital	Deferred Finance Costs	Accumulated Deficit	Comprehensive Income	Total
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592
Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs	-	-	-	-	-	2,080,205	-	-	2,080,205
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	2,019,685	-	-	-	2,019,685
Net loss for the year ended December 31, 2008	-	-	-	-		-	(6,182,860)	-	(6,182,860)
Foreign currency translation adjustment	-	-	-	-	-	-	-	212,070	212,070
Balance - December 31, 2008	-	-	123,484,043	12,348	18,345,012	(1,335,144)	(17,690,956)	316,294	(352,446)

Unaudited:
Amortization of deferred finance costs	-	-	-	-	-	956,655	-	-	956,655
Net loss for the period	-	-	-	-	-	-	(2,192,698)	-	(2,192,698)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,974)	(2,974)
Balance - June 30, 2009	-	$-	123,484,043	$12,348	$18,345,012	$(378,489)	$(19,883,654)	$313,320	$(1,591,463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(2,192,698)	$(3,134,878)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense	46,112	36,431
Bad debt expense	8,172	14,889
Amortization of deferred finance costs	50,662	143,452
Amortization of debt discount - fair value of warrants and beneficial conversion feature	773,038	862,974
Amortization of deferred finance costs - consulting	956,655	1,067,953
Common stock issued for accrued interest on convertible notes payable	-	174,913
Accrued convertible notes interest and penalties	684,084	-
Rent expense satisfied by reduction of nonreciprocal funds transferred balance	-	29,704
Changes in operating assets and liabilities:
Increase in accounts receivable	(191,227)	(129,275)
Decrease in inventories	810,084	316,965
Decrease (increase) in prepaid costs and expenses	373,343	(2,093,855)
Increase in accounts payable and accrued liabilities	16,983	140,068
Increase in customer prepaid	1,016,660	-
Net Cash Provided by (Used in) Operating Activities	2,351,868	(2,570,659)
Cash Flows from Investing Activities:
Capital expenditures	(5,272)	(5,567)
Bank acceptance payables	4,611,600	-
Restricted cash to bank acceptance payables	(4,611,600)	-
Other receivables	(3,554,977)	-
Acquisition deposits (paid) returned	(512,400)	135,244
Net Cash (Used in) provided by Investing Activities	(4,072,649)	129,677
Cash Flows from Financing Activities:
Repayment of short term loan	-	(891,085)
Proceeds from short term loans	2,023,058	1,394,960
Repayment of convertible notes payable	-	(13,875)
Proceeds from repayment of nonreciprocal funds transferred to shareholder	-	909,256
Net Cash Provided by Financing Activities	2,023,058	1,399,256
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,189)	28,489
Net Increase (Decrease) in Cash and Cash Equivalents	299,088	(1,013,237)
Cash and Cash Equivalents - Beginning of Period	61,867	1,311,939
Cash and Cash Equivalents - End of Period	$360,955	$298,702
Supplemental Cash Flow Information:
Interest paid	$370,632	$12,500
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets purchased from related party	$-	$253,617

Supplemental Disclosures of Non-Cash Financing Activities:
Common stock issued for convertible notes principal payment	$-	$493,959
Common stock issued for convertible notes interest payment	$-	$174,913

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada.

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd.(“Qiluo”), a limited liability company organized under the laws of the People’s Republic of China, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (see Note 13). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

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

After the acquisition, Franklin focused on the production and sale of silk and silk products. The Company started its test production at the end of June 2007 and commenced operations in the third quarter of 2007.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $2,192,698 for the six months ended June 30, 2009 and has an accumulated deficit of $19,883,654 at June 30, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $3,440,745 and $1,780,617 as of June 30, 2009 and December 31, 2008, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 8% for the six months ended June 30, 2009 and 5.2% for the year ended December 31, 2008.

Going Concern (Continued)

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $344,741; and unpaid accrued liquidated damages penalty and default penalty are $1,563,056. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During the six months ended June 30, 2009, the Company received net proceeds of $2,023,058 from various short term loans.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost. During the six months ended June 30, 2009, the gross margin rate was 8%, as compared to 1.5% for the six months ended June 30, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation. These reclassifications have no effect on previously reported results of operations.

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, restricted cash to bank acceptance payables, bank acceptance payables, accounts payable and accrued liabilities, short term loans and convertible notes, net.  The fair value of these financial instruments approximate their carrying amounts reported in the condensed consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

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

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the three and six months ended June 30, 2009 and 2008.

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

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the three  and six months ended June 30, 2009 and 2008.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities, convertible notes payable and warrants, are anti-dilutive.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 - INVENTORIES
 Inventories consist of the following:
	June 31,	December 31,
	2009	2008
	(Unaudited)

Finished Goods	$559,011	$131,684
Processed cocoons	773,753	1,857,227
Raw Materials	98,442	255,971
Work in Process	605,719	602,127

Total	$2,036,925	$2,847,009

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at June 30, 2009 and December 31, 2008.

NOTE 5 – PREPAID COSTS AND EXPENSES

Prepaid costs and expenses consist of:
	June 30, 2009	December 31, 2008
	(Unaudited)

Prepayment in connection with short term loan obtained in January 2009 (see Note 10)	$-	$439,710
Advances to personnel for future overhead costs	66,723	7,423
Advances to vendors for future overhead costs	292,612	116,460
Value added tax credits	39,593	208,678
Other	43	43
Total	$398,971	$772,314

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
Description	Estimated Useful Life	June 30, 2009	December 31, 2008
		(Unaudited)

Production Equipment	10	$725,665	$726,508
Auxiliary Equipment	10	6,939	6,947
Office Equipment	3-5	28,253	23,006
Automobile	5	124,440	124,585
Furniture and Fixtures	5-7	36,581	36,624
Construction in progress		104,293	102,582

		1,026,171	1,020,252
Less: Accumulated Depreciation		178,544	132,559

		$847,627	$887,693

Depreciation expense was $46,112 and $36,431 for the six months ended June 30, 2009 and 2008, respectively, of which $26,399 and $25,939, respectively, were  included in cost of sales.

NOTE 7 - DEPOSITS

Deposits consist of:	June 30, 2009	December 31, 2008
	(Unaudited)

Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	549,043	36,643
Foreign currency translation adjustment	27,878	28,439

Total	$995,520	$483,681

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,518,870 translated at the June 30, 2009 exchange rate). If the Company is unable to pay the remaining 3,574,800 RMB ($523,350 translated at the June 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($995,520 translated at the June 30, 2009 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,350 translated at the June 30, 2009 exchange rate) due was extended to September 2009.

NOTE 8 – OTHER RECEIVABLES

During the six months ended June 30, 2009, the Company advanced $3,554,977 to the following individuals, entities and related party.
	June 30,	December 31,
	2009	2008
	(Unaudited)
Receivables from individuals
Zhong, Songbai	$278,160	$-
Qin, Siwen	158,595	-
Du, Wenbing	43,920	-
Total receivables from individuals	480,675	-
Receivables from entities
Chongqing Qiao Da Investment, Ltd.	1,371,768	-
Chongqing First Capital Investment, Ltd.	292,800	-
Chongqing Aikekaer Paint Co., Ltd.	1,007,720	-
Others	6,734	-
Total receivables from entities	2,679,022	-
Receivable from related party
Chongqing Guojing Silk Company, Ltd.	395,280	-
Total Other Receivables	$3,554,977	$-

 These receivables are interest free and due on demand. The advances may be deemed violations of various restrictive covenants contained in the various loan agreements.

NOTE 9 - RESTRICTED CASH TO BANK ACCEPTANCE AND BANK ACCEPTANCE PAYABLE

During March 2009, Qiluo borrowed 31,500,000 RMB ($4,611,600) from Chongqing Guojing Silk Company, Ltd.(“Guojing Silk”) and simultaneously delivered a bank acceptance (from Chongqing Shan Xia Bank) for the same amount to Guojing Silk due by September 2009. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. Under the related agreement with Shan Xia Bank, use of the 31,500,000 RMB is not permitted while the bank acceptance is outstanding. Accordingly, $4,611,600 was reported under the caption “restricted cash to bank acceptance payable” in the current assets and the caption of “bank acceptance payable” in the current liabilities, respectively.  The purpose of this arrangement is to encourage and nurture the Company’s relationship with Chongqing Shan Xia Bank.

NOTE 10 - LOANS PAYABLE

Loans payable consist of:	June 30, 2009	December 31, 2008
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd.
1,166,670 RMB, interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to Chongqing Shi Bell Technology, Ltd.
430,000 RMB, interest at 6% per annum, due on demand	62,952	63,025
Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.
11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
4,000,000 RMB, interest at 21.24% per annum, due November 24, 2009	585,600	-
7,000,000 RMB, interest at 19.44% per annum, due September 2009	1,024,800	-
Total Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.	1,610,400	1,612,270
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	4,392,000	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,200)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(292,800)	-
Less: used by Guojing Silk, 10,000,000 RMB	(1,464,000)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	2,196,000	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total Loans Payable	$3,889,352	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,392,000 translated at the June 30, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,196,000), Guojing Silk received 1,000,000 RMB ($1,464,000), Mr. Chen received 3,000,000 RMB ($439,200), and Mr. Zhong received 2,000,000 RMB ($292,000). Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

As of June 30, 2009 and December 31, 2008, the accrued interest payable for short term loans totaled $22,634 and $29,581, respectively, which was included in accounts payable and accrued expenses.

NOTE 11 – LOANS PAYABLE – RELATED PARTIES

Loans payable – related parties consist of:	June 30, 2009	December 31, 2008
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158

Total	$19,391	$19,391

The accrued interest payable to related party was $2,782 and $2,292 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 12 - CONVERTIBLE NOTES PAYABLE

	June 30,	December 31,
Convertible notes payable, net consist of:	2009	2008
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	2,994,156	2,221,118
Unamortized debt discounts	(305,844)	(1,078,882)

Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,486,331	$1,713,293

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 18).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The amortization of these deferred finance costs and debt discounts are reported as a component of the interest expense. The amortization of the debt discount was $773,038 and $862,974 for the six months ended June 30, 2009 and 2008, respectively. The amortization of deferred finance costs was $956,655 and $1,067,953 for the six months ended June 30, 2009 and 2008, respectively. Such amortizations have been included as interest expense.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company is in default to all eleven investors (see Note 20).

NOTE 13 - STOCKHOLDERS’ EQUITY AND SHARE PURCHASE AGREEMENT

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

As a result of the foregoing transactions: (a) Xinshengxiang held approximately 81% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; (b) Diangliang Kuang is the principal owner and manager of Xinshengxiang and thus has voting, investment, and dispositive control over the shares of Franklin’s capital stock owned by Xinshengxiang. Accordingly, Mr. Kuang is also deemed to be the indirect beneficial owner of the shares of Franklin’s capital stock owned by Xinshengxiang. Mr. Kuang thus directly and indirectly (by Xinshengxiang) held approximately 83% of the total combined voting power of all classes of Franklin’s capital stock entitled to vote; and (c) Yue Kuang, who is the sister of Diangliang Kuang, directly held approximately 2% of the total combined voting power of all classes of Franklin’s capital stock who is entitled to vote.

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

The Company issued a total of 32,354,043 shares to seven of the Purchasers as repayment of loan and loan interest during the six months ended June 30, 2008, pursuant to the terms of the Notes (see Note 12).  The issuing price was calculated at 75% of the average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

NOTE 14 - PREFERRED STOCK

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

NOTE 15 - WARRANTS

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - June 30, 2009 (Unaudited) and December 31, 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of June 30, 2009 and December 31, 2008 are:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement. The registration statement filed on December 26, 2007 is not effective as of the date of filing of this Form 10-Q.

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 16 - RELATED PARTY TRANSACTIONS

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 13) for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $1,722,656 in cash during the year ended December 31, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

During the three months ended March 31, 2008, the Company acquired four silk reeling machines and an automobile from Xinshengxiang valued at a total of $253,617 (1,850,000 RMB), which the parties agreed to be treated as a repayment of the nonreciprocal funds transferred in 2007. The Company recorded the $253,617 repayment as an increase in additional paid-in capital.

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

During the three months ended March 31, 2008, the Company purchased approximately 42.3 tons raw material–cocoon for $301,455 (2,198,960 RMB) at market price from Xinshengxiang.

Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,392,000 translated at the June 30, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,196,000), Guojing Silk received 1,000,000 RMB ($1,464,000), Mr. Chen received 3,000,000 RMB ($439,200), and Mr. Zhong received 2,000,000 RMB ($292,000).

In March 2009, Qiluo borrowed 31,500,000 RMB ($4,611,600) from Chongqing Guojing Silk Company, Ltd.(“Guojing Silk”) and simultaneously delivered a bank acceptance (from Shan Xia Bank) for the same amount to Guojing Silk. Under the related agreement with Shan Xia Bank, use of the 31,500,000 RMB is not permitted while the bank acceptance is outstanding.

During the six months ended June 30, 2008, the Company received funds from and advanced funds to Guojing Silk for working capital purposes. As of June 30, 2009, the excess advanced payments to Guojing Silk amounted to $395,280 (2,700,000 RMB), which was reported under the caption of “Other receivables” (Note 8).

NOTE 17 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, other receivables, and restricted cash to bank acceptance payables.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $4,972,555 and $61,867 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 13), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,280 translated at the June 30, 2009 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:
Twelve Months Ending June 30, (Unaudited)	Future Minimum Rent Payments
2010	$29,280
2011	29,280
2012	29,280
2013	29,280
2014	29,280
Thereafter	341,600

Total	$488,000

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 12), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $1,144,229 as of June 30, 2009, which has been recorded as interest expense and included in convertible notes interest and penalty payables.

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

NOTE 19 – LEGAL PROCEEDING

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

NOTE 20 – DEFAULT ON CONVERTIBLE NOTES PAYABLE

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $344,741; and unpaid accrued liquidated damages penalty and default penalty are $1,563,056. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”) and Form 10-K/A filed on April 15, 2009. Although Qiluo is a subsidiary of Franklin, the acquisition of Qiluo by Franklin that was consummated on June 19, 2007 has been treated as a reverse merger of Qiluo. This means that Qiluo is the continuing entity for financial reporting purposes.

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,518,870 translated at the June 30, 2009 exchange rate). If the Company is unable to pay the remaining 3,574,800 RMB ($523,350 translated at the June 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($995,520 translated at the June 30, 2009 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,350 translated at the June 30, 2009 exchange rate) due was extended to September 2009.

The acquisition of certain assets of Zhengzhong Silkworm Industrial Development Co., Ltd. from Fuling Municipal Government will not be consummated until the Company has made the full payment. Nevertheless, the Company started to use those cocoon stations and to purchase cocoon directly from local farmers commenced on the second quarter of 2008. However, there is no assurance that the Company will raise enough fund to complete this acquisition.

Furthermore, in an effort to expand silk production and subsequent processing ability, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intend to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we have completed our due diligence investigation of Wintus’ and its assets.  As of the date of this filing, the Company has not taken any further steps for this planned acquisition. We will not be able to complete this acquisition until we secure additional funds.

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

Results of Operations

Comparison of Sales for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended
	June 30,
Sales in US dollars	2009	2008

Silk	$1,511,403	$586,579
Cocoons	723,927	284,047
By products and others	250,197	253,852
Total sales	$2,485,527	$1,124,478

Net Sales

Our net sales were $2,485,527 for the three months ended June 30, 2009, an increase of $1,361,049, or 121%, as compared to $1,124,478 for the three months ended June 30, 2008.  The increase of our sales was primarily attributable to the improvement of the commodity market and increased demand during the second quarter of 2009.

The Company sold 72.48 tons of silk during the three months ended June 30, 2009, an increase of 46.09 tons, or 175% as compared to 26.39 tons during the three months ended June 30, 2008. The revenue from sale of silk was $1,511,403 during the three months ended June 30, 2009, an increase of $924,824, or 158% as compared to $586,579 for the same period of 2008.

The cocoon is a raw material for production of silk. The sales of cocoon were 146.52 tons for the three months ended June 30, 2009, an increase of 102.35 tons, or 232% as compared to 44.17 tons sold in the same period of 2008. The revenue from sale of cocoon was $723,927 for the three months ended June 30, 2009, an increase of $439,880, or 155%, as compared to $284,047 for the three months ended June 30, 2008.

Gross Profit

Comparison of Gross Profit for the Three Months Ended June 30, 2009 and 2008
	Three Months Ended June 30,
	2009	2008

Net sales	$2,485,527	$1,124,478
Cost of sales	2,280,552	1,097,749
Gross profit	$204,975	$26,729
Gross profit margin rate	8.25%	2.38%

Gross profit for the three months end June 30, 2009 and 2008 was $204,975 and $26,729, respectively. The gross profit margin rate for the three months ended June 30, 2009 increased 5.87 percentage points from 2.38% during the three months ended June 30, 2008 to 8.25% for the three months ended June 30, 2009. This improvement is mainly the result of our acquisition of Zhengzhong (see Plan of Operation). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons.

Income (Loss) from Operations

Comparison of Income (Loss) from Operations for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008

Gross profit	$204,975	$26,729

Professional fees	17,365	87,108
Depreciation and amortization	10,088	8,170
Other general and administrative expenses	128,050	242,787
Income (Loss) from operations	$49,472	$(311,336)

Income from operations for the three months ended June 30, 2009 were $49,472, an improvement of $360,808, as compared to loss from operations of $311,336 for the three months ended June 30, 2008. The improvement was primarily due to the decrease of professional fees. Professional fees totaled $17,365 for the three months ended June 30, 2009, a decrease of $69,743, or 80%, as compared to $87,108 for the three months ended June 30, 2008. We incurred significant cost in connection with professional services associated with the legal and accounting reporting obligations of being a public company in 2008.

Other general and administrative expenses consist of selling expenses, general and administrative expenses relating to our  back office and general and administrative expenses relating to our cocoon stations. Other general and administrative expenses decreased $114,737 from $242,787 for the three months ended June 30, 2008 to $128,050 for the three months ended June 30, 2009. The decrease of other general and administrative expenses was primarily due to the decrease in expenses on new acquired cocoon stations. The expenses in connection with cocoon stations decreased $134,872 from $143,197 for the three months ended June 30, 2008 to $8,325 for the three months ended June 30, 2009.

Other Expenses, Net

Comparison of Other Expenses, net for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008

Subsidy income	$440,664	$-
Interest income	356	137
Interest expense	(1,447,289)	(1,282,019)
Other Expenses, net	$(1,006,269)	$(1,281,882)

Total other expenses, net was $1,006,269 for the three months ended June 30, 2009, a decrease of $275,613 as compared to $1,281,882 for the three months ended June 30, 2008. The decrease was primarily attributable to a net income of $440,664, various Chinese government subsidy income received during the second quarter of 2009. These government subsidies were in connection with the purchase of cocoon and incentive of technology innovation. Part of these subsidies will pass through to the farmers who produced the cocoons when we purchase the cocoons from farmers.

Interest expenses consist of interest paid for short term loans and amortization of deferred financing cost and debt discount in connection with the convertible debt issuances in September 2007. Interest paid and accrued to various loans was $234,247 and $10,784 for the three months ended June 30, 2009 and 2008, respectively.  We have incurred and recorded $871,000 and $1,092,715 amortization expenses of deferred finance costs and debt discount and cash discount for the three months ended June 30, 2009 and 2008, respectively.  In addition, we also recorded accrued interest expense and penalties in connection with the default of convertible notes. Such expenses totaled $342,042 and $178,520 for the three months ended June 30, 2009 and 2008, respectively.

Comparison of Sales for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
Sales in US dollars	2009	2008

Silk	$1,769,364	$1,275,095
Cocoons	757,492	812,438
By products and others	357,042	362,605
Total sales	$2,883,898	$2,450,138

Net Sales

Our net sales were $2,883,898 for the six months ended June 30, 2009, an increase of $433,760, or 18%, as compared to $2,450,138 for the six months ended June 30, 2008.  The increase of our sales was primarily attributable to the improvement of the commodity market and increased demand during the second quarter of 2009.

The Company sold 85.24 tons of silk during the six months ended June 30, 2009, an increase of 25.48 tons, or 43% as compared to 59.76 tons during the six months ended June 30, 2008. The revenue from sale of silk was $1,769,364 during the six months ended June 30, 2009, an increase of $494,269, or 39% as compared to $1,275,095 for the same period of 2008.

The cocoon is a raw material for production of silk. The sales of cocoon were 153.17 tons for the six months ended June 30, 2009, an increase of 25.59 tons, or 20% as compared to 127.58 tons sold in the same period of 2008. The revenue from sale of cocoon was $757,492 for six months ended June 30, 2009, a decrease of $54,946, or 7%, as compared to $812,438 for the six months ended June 30, 2008.

Gross Profit

Comparison of Gross Profit for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008

Net sales	$2,883,898	$2,450,138
Cost of sales	2,651,038	2,412,610
Gross profit	$232,860	$37,528
Gross profit margin rate	8.07%	1.53%

Gross profit for the six months end June 30, 2009 and 2008 was $232,860 and $37,528, respectively. The gross profit margin rate for the six months ended June 30, 2009 increased 6.54 percentage points from 1.53% during the six months ended June 30, 2008 to 8.07% for the six months ended June 30, 2009. This improvement is mainly the result of our acquisition of Zhengzhong (see Plan of Operation). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons.

Loss from Operations

Comparison of Loss from Operations for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008

Gross profit	$232,860	$37,528

Professional fees	33,994	206,968
Depreciation and amortization	19,713	10,482
Other general and administrative expenses	248,412	336,314
Loss from operations	$(69,259)	$(516,236)

Loss from operations for the six months ended June 30, 2009 were $69,259, an improvement of $446,977, as compared to loss from operations of $516,236 for the six months ended June 30, 2008. The decrease was primarily due to the decrease of professional fees. Professional fees totaled $33,994 for the six months ended June 30, 2009, a decrease of $172,974, or 84%, as compared to professional fees of $206,968 for the six months ended June 30, 2008. We incurred significant cost in connection with professional services associated with the legal and accounting reporting obligations of being a public company in 2008.

Other general and administrative expenses consist of selling expenses, general and administrative expenses relating to our back office and general and administrative expenses relating to our cocoon stations. Other general and administrative expenses decreased $87,902 from $336,314 for the six months ended June 30, 2008 to $248,412 for the six months ended June 30, 2009. The decrease of other general and administrative expenses was primarily due to the decrease in expenses on new acquired cocoon stations. The expenses in connection with cocoon stations decreased $115,823 from $143,197 for the six months ended June 30, 2008 and to $27,374 for the six months ended June 30, 2009.

Other Expenses, Net

Comparison of Other Expenses, net for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008

Subsidy income	$706,122	$-
Interest income	6,813	1,576
Interest expense	(2,836,374)	(2,620,218)
Other Expenses, net	$(2,123,439)	$(2,618,642)

Total other expenses, net was $2,123,439 for the six months ended June 30, 2009, decreased by $495,203 as compared to $2,618,642 for the six months ended June 30, 2008. The decrease was primarily attributable to a net income of $706,122, various Chinese government subsidy income received during the six months ended June 30, 2009. These government subsidies were in connection with the purchase of cocoon and incentive of technology innovation. Part of these subsidies will pass through to the farmers who produced the cocoons when we purchase the cocoons from farmers.

Interest expenses consist of interest paid for short term loans and amortization of deferred financing cost and debt discount in connection with the convertible debt issuances in September 2007. Interest paid and accrued to various loans was $371,935 and $16,570 for the six months ended June 30, 2009 and 2008, respectively.  We have incurred and recorded $1,780,355 and $2,074,379 amortization expenses of deferred finance costs and debt discount and cash discount for the six months ended June 30, 2009 and 2008, respectively.  In addition, we also recorded accrued interest expense and penalties in connection with the default of convertible notes. Such expenses totaled $684,084 and $529,269 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, we had $360,955 and $61,867 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to the business over the next twelve months. We will need to seek additional capital for our operations.

The major sources of Company’s liquidity for the six months ended June 30, 2009 and 2008 were cash generated from operations and short term loans from banks and other entities.

Net cash provided by operating activities during the six months ended June 30, 2009 was $2,351,868, compared to $2,570,659 net cash used in operating activates for the six months ended June 30, 2008. This was mainly due to that the Company commenced its operation after third quarter of 2007, which required more upfront payments.  As a result, the Company prepaid more expenses during the six months ended June 30, 2008 than the same period of 2009. The Company also received $1,016,660 in advance from customers during the six months ended June 30, 2009, as compared to $0 during the same period of 2008.

Net cash used in investing activities was $4,072,649 during six months ended June 30, 2009, as compared to net cash provided by investing activities of $129,677 during the six months ended June 30, 2008. It was the results of paid additional acquisition deposit of $512,400 and lend $3,554,977 to various entities and individuals (see Note 8 to Financial Statements).

Net cash provided by financing activities was $2,023,058 and $1,399,256 for the six months ended June 30, 2009 and 2008, respectively. During six months ended June 30, 2009, the company received net proceeds of $2,196,000 from Chongqing Shan Xia Bank. For the six months ended June 30, 2008, the Company received net proceeds from various short term loans of $503,875, and received proceeds of $909,256 from shareholder.

Loans Payable to various Banks and Entities

Loans payable consist of:	June 30, 2009	December 31, 2008
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd.
1,166,670 RMB, interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to Chongqing Shi Bell Technology, Ltd.
430,000 RMB, interest at 6% per annum, due on demand	62,952	63,025
Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.
11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
4,000,000 RMB, interest at 21.24% per annum, due November 24, 2009	585,600	-
7,000,000 RMB, interest at 19.44% per annum, due September 2009	1,024,800	-
Total Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.	1,610,400	1,612,270
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	4,392,000	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,200)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(292,800)	-
Less: used by Guojing Silk, 10,000,000 RMB	(1,464,000)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	2,196,000	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total Loans Payable	$3,889,352	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,392,000 translated at the June 30, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,196,000), Guojing Silk received 1,000,000 RMB ($1,464,000), Mr. Chen received 3,000,000 RMB ($439,200), and Mr. Zhong received 2,000,000 RMB ($292,000). Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

As of June 30, 2009 and December 31, 2008, the accrued interest payable for short term loans totaled $22,634 and $29,581, respectively, which was included in accounts payable and accrued expenses.

Convertible Notes Payable

	June 30,	December 31,
Convertible notes payable, net consist of:	2009	2008
	(Unaudited)

Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)

Discount on beneficial conversion feature	(396,753)	(396,753)

Less accumulated amortization	2,994,156	2,221,118
Unamortized debt discounts	(305,844)	(1,078,882)

Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,486,331	$1,713,293

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

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The amortization of these deferred finance costs and debt discounts are reported as a component of the interest expense. The amortization of the debt discount was $773,038 and $862,974 for the six months ended June 30, 2009 and 2008, respectively. The amortization of deferred finance costs was $956,655 and $1,067,953 for the six months ended June 30, 2009 and 2008, respectively. Such amortizations have been included as interest expense.

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

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $2,192,698 for the six months ended June 30, 2009 and has an accumulated deficit of $19,883,654 at June 30, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $3,440,745 and $1,780,617 as of June 30, 2009 and December 31, 2008, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 8% for the six months ended June 30, 2009 and 5.2% for the year ended December 31, 2008.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $344,741; and unpaid accrued liquidated damages penalty and default penalty are $1,563,056. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During the six months ended June 30, 2009, the Company received net proceeds of $2,023,058 from various short term loans.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost. During the six months ended June 30, 2009, the gross margin rate was 8%, as compared to 1.5% for the six months ended June 30, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. As of June 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $344,741; and unpaid accrued liquidated damages penalty and default penalty are $1,563,056. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

None

Item 3.  Defaults Upon Senior Securities.

See Part II – Item 1. above.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: August 18, 2009	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)