Form 10-Q
period 2009-09-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2009-11-19
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,484,043 shares as of November 18, 2009

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets As of September 30, 2009 (Unaudited) and December 31, 2008 (Restated)	F-1

Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Deficit For the Nine Months Ended September 30, 2009 (Unaudited) and the Year Ended December 31, 2008 (Restated)	F-3

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-20

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$70,783	$61,867
Accounts receivable - net of allowance for doubtful accounts of $20,911 and $2,362 as of September 30, 2009 and December 31, 2008, respectively	48,425	68,727
Inventories	1,706,485	2,847,009
Prepaid costs and expenses	1,405,753	772,314
Other receivables	4,298,998	-
Total Current Assets	7,530,444	3,749,917
Property and Equipment, net	824,882	887,693
Other Assets:
Deposits	996,200	483,681
Total Other Assets	996,200	483,681
TOTAL ASSETS	$9,351,526	$5,121,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable - as of September 30, 2009 and December 31, 2008, respectively	$2,792,175	$2,792,175
Loans payable	3,012,995	1,866,294
Accounts payable and accrued expenses	3,193,386	1,931,556
Customer prepaid	939,313	-
Loans payable - related parties	1,484,391	19,391
Total Current Liabilities	11,422,260	6,609,416

TOTAL LIABILITIES	11,422,260	6,609,416

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	12,348	12,348
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(20,743,476)	(20,161,779)
Accumulated other comprehensive income	315,382	316,294
Total Stockholders' Deficit	(2,070,734)	(1,488,125)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,351,526	$5,121,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Sales	$2,240,449	$2,334,638	$5,124,347	$4,784,776
Cost of Sales	(1,647,072)	(2,051,618)	(4,298,110)	(4,464,228)
Gross Profit	593,377	283,020	826,237	320,548
Operating Expenses:
Selling, general and administrative expenses	233,068	338,687	515,474	892,451
Depreciation and amortization	8,725	-	28,438	-
Total Operating Expenses	241,793	338,687	543,912	892,451
Income (Loss) From Operations	351,584	(55,667)	282,325	(571,903)
Other Income (Expenses):
Subsidy income	-	-	706,122	-
Interest income	324	576	7,137	2,152
Interest expense	(521,263)	(1,239,008)	(1,577,281)	(3,859,226)
Total Other (Expense)	(520,939)	(1,238,432)	(864,022)	(3,857,074)
Loss Before Income Tax	(169,355)	(1,294,099)	(581,697)	(4,428,977)
Provision for Income Tax	-	-	-	-
Net Loss	$(169,355)	$(1,294,099)	$(581,697)	$(4,428,977)
Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	123,484,043	123,484,043	107,741,181

Comprehensive Loss:
Net loss	$(169,355)	$(1,294,099)	$(581,697)	$(4,428,977)
Foreign currency translation adjustment	2,062	77,477	(912)	222,521
Comprehensive Loss	$(167,293)	$(1,216,622)	$(582,609)	$(4,206,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008 (RESTATED)

	Preferred Stock		Common Stock		Additional Paid - in	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Finance Costs	Deficit	Income	Total
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592

Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs (Restated)	-	-	-	-	-	3,415,349	-	-	3,415,349
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	2,019,685	-	-	-	2,019,685
Net loss for the year ended December 31, 2008 (Restated)	-	-	-	-		-	(8,653,683)	-	(8,653,683)
Foreign currency translation adjustment	-	-	-	-	-	-	-	212,070	212,070

Balance - December 31, 2008 (Restated)	-	-	123,484,043	12,348	18,345,012	-	(20,161,779)	316,294	(1,488,125)
Unaudited:
Net loss for the period	-	-	-	-	-	-	(581,697)	-	(581,697)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(912)	(912)
Balance - September 30, 2009	-	$-	123,484,043	$12,348	$18,345,012	$-	$(20,743,476)	$315,382	$(2,070,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(581,697)	$(4,428,977)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Depreciation expense	68,390	58,750
Bad debt expense	18,537	21,220
Amortization of deferred finance costs	-	199,378
Amortization of debt discount - fair value of warrants and beneficial conversion feature	-	1,277,520
Amortization of deferred finance costs - consulting	-	1,580,964
Common stock issued for accrued interest on convertible notes payable	-	174,913
Rent expense satisfied by reduction of nonreciprocal funds transferred balance	-	36,559
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,753	(16,364)
Decrease (increase) in inventories	1,140,524	(990,428)
Increase in prepaid costs and expenses	(633,439)	(676,827)
Increase in accounts payable and accrued liabilities	1,261,830	296,103
Increase in customer prepaid	939,313	-
Net Cash Provided by (Used in) Operating Activities	2,215,211	(2,467,189)
Cash Flows from Investing Activities:
Capital expenditures	(5,275)	(33,606)
Other receivables	(4,298,998)	-
Acquisition deposits (paid) returned	(512,750)	89,835
Net Cash (Used in) provided by Investing Activities	(4,817,023)	56,229
Cash Flows from Financing Activities:
Proceeds from short term loans	1,146,701	148,712
Repayment of convertible notes payable	-	(13,875)
Proceeds (repayment) from related parties	1,465,000	(1,190)
Proceeds from repayment of nonreciprocal funds transferred to shareholder	-	1,663,249
Net Cash Provided by Financing Activities	2,611,701	1,796,896
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(973)	68,962
Net Increase (Decrease) in Cash and Cash Equivalents	8,916	(545,102)
Cash and Cash Equivalents - Beginning of Period	61,867	1,311,939
Cash and Cash Equivalents - End of Period	$70,783	$766,837

Supplemental Cash Flow Information:
Interest paid	$549,202	$12,500
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets purchased from related party	$-	$253,617

Supplemental Disclosures of Non-Cash Financing Activities:
Common stock issued for convertible notes principal payment	$-	$493,950
Common stock issued for convertible notes interest payment	$-	$174,912

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

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $581,697 for the nine months ended September 30, 2009 and has an accumulated deficit of $20,743,476 at September 30, 2009.  Substantial portions of the losses are attributable to stock-based compensation, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $3,891,816 and $2,859,499 as of September 30, 2009 and December 31, 2008, respectively.

Going Concern (Continued)

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $414,545; and unpaid accrued liquidated damages penalty and default penalty are $1,835,294. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During the nine months ended September 30, 2009, the Company received net proceeds of $1,146,701 from various short term loans and net proceeds of $1,465,000 from related parties.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 8), thereby helping the Company to reduce its raw material - cocoon cost. During the nine months ended September 30, 2009, the gross margin rate was 16.1%, as compared to 6.7% for the nine months ended September 30, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the nine months ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, which have been restated as set forth in Note 20.

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

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the three and nine months ended September 30, 2009 and 2008.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”). No stock options have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the three and nine months ended September 30, 2009 and 2008.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred.

Segment Information

ASC 280-10 (formerly, SFAS No. 131), “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10, (formerly, SFAS No. 109, “Accounting For Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

No provision has been made for corporation income taxes due to the current loss. In addition, no future tax benefit has been calculated. According to the tax regulations of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years.

Net Loss Per Common Share

The Company has adopted ASC 260-10, (formerly, SFAS No. 128, “Earnings per Share” (“EPS”)), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

NOTE 4 - INVENTORIES

 Inventories consist of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Finished Goods	$271,549	$131,684
Processed cocoons	680,322	1,857,227
Raw Materials	92,600	255,971
Work in Process	662,014	602,127

Total	$1,706,485	$2,847,009

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at September 30, 2009 and December 31, 2008.

NOTE 5 – PREPAID COSTS AND EXPENSES

Prepaid costs and expenses consist of:
	September 30, 2009	December 31, 2008
	(Unaudited)
Prepayment in connection with short term loan obtained in January 2009 (see Note 10)	$-	$439,710
Advances to cocoon station for purchase of cocoon	1,178,602	-
Advances to personnel for future overhead costs	112,657	7,423
Advances to vendors for future overhead costs	114,451	116,460
Value added tax credits	-	208,678
Other	43	43

Total	$1,405,753	$772,314

NOTE 6 – OTHER RECEIVABLES

During the nine months ended September 30, 2009, the Company advanced $4,298,998 to the following individuals, entities and related party.
	September 30,	December 31,
	2009	2008
	(Unaudited)
Receivables from individuals
Zhong, Songbai	$278,350	$-
Qin, Siwen	553,667	-
Du, Wenbing	68,855	-
Total receivables from individuals	900,872	-
Receivables from entities
Chongqing Qiao Da Investment, Ltd.	1,560,225	-
Chongqing First Capital Investment, Ltd.	286,271	-
Chongqing Aikekaer Paint Co., Ltd.	1,030,383	-
Total receivables from entities	2,876,879	-
Receivable from related parties
Xinshengxiang Industrial Development Co., Ltd.	22,935	-
Chongqing Guojing Silk Company, Ltd.	498,312	-

Total Other Receivables	$4,298,998	$-

 These receivables are interest free and due on demand. The advances may be deemed violations of various restrictive covenants contained in the various loan agreements.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
Description	Estimated Useful Life	September 30, 2009	December 31, 2008
		(Unaudited)
Production Equipment	10	$726,161	$726,508
Auxiliary Equipment	10	6,944	6,947
Office Equipment	3-5	26,891	23,006
Automobile	5	124,525	124,585
Furniture and Fixtures	5-7	36,606	36,624
Construction in progress		104,364	102,582
		1,025,491	1,020,252
Less: Accumulated Depreciation		(200,609)	(132,559)

		$824,882	$887,693

Depreciation expense was $68,390 and $58,750 for the nine months ended September 30, 2009 and 2008, respectively, of which $40,500 and $39,926, respectively, were included in cost of sales.

The Company changed its estimate of useful life for production equipment and auxiliary equipment to ten years in 2008 from five years used in 2007.  The change was based on the following: (1) the equipment at issue is traditional mechanical equipment which has a longer life than electronic equipment; (2) 10 years useful life for such equipment is used by similar companies in China and conforms to the estimated life used by the taxation authorities in China. The effect of this change in estimate for the nine months ended September 30, 2008 was to decrease depreciation expense, net loss, and net loss per share by $56,934, $56,934, and $0.00, respectively.

NOTE 8 - DEPOSITS

Deposits consist of:	September 30, 2009	December 31, 2008
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	549,375	36,643
Foreign currency translation adjustment	28,226	28,439

Total	$996,200	$483,681

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908 translated at the September 30, 2009 exchange rate). If the Company is unable to pay the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($996,200 translated at the September 30, 2009 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due was extended to September 2009.

NOTE 9 - LOANS PAYABLE

Loans payable consist of:	September 30, 2009	December 31, 2008
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd.
1,166,670 RMB, interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to Chongqing Shi Bell Technology, Ltd.
430,000 RMB, interest at 6% per annum, due on demand	62,995	63,025
Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.
11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
5,000,000 RMB, interest at 19.44% per annum, due September 2009	732,500	-
Total Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.	732,500	1,612,270
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	4,395,000	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(293,000)	-
Less: used by Guojing Silk, 10,000,000 RMB	(1,465,000)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	2,197,500	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total Loans Payable	$3,012,995	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000 translated at the September 30, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000). Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

The loans payable to Jin Cheng Small Loans Company, Ltd are past due. The Company is in negotiations with Jin Cheng to extend and refinance the loan.

As of September 30, 2009 and December 31, 2008, the accrued interest payable for short term loans totaled $21,359 and $29,581, respectively, which was included in accounts payable and accrued expenses.

NOTE 10 – LOANS PAYABLE – RELATED PARTIES
Loans payable – related parties consist of:	September 30, 2009	December 31, 2008
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
4,000,000 RMB loan payable to Xin Shengxiang	586,000	-
6,000,000 RMB loan payable to Dingliang Kuang	879,000	-

Total	$1,484,391	$19,391

On March 25, 2009, Xin Shengxiang Industrial Development Co., Ltd, (“Xinshengxiang”), a major shareholder of the Company borrowed 4,000,000 RMB from Jin Cheng Small Loans Company, Ltd. (Jincheng”) and advanced the funds to the Company. The short term loan is due by November 24, 2009 and bears interest at 21.24% per annum.

On September 29, 2009, Mr. Dingliang Kuang (“Mr. Kuang”), the Chief Executive Officer and a major shareholder of the Company, borrowed 6,000,000 RMB from Jincheng and advanced the funds to the Company. The short term loan is due by October 28, 2009 and bears interest at 19.44% per annum. This loan is past due as of the filing date of this Form 10-Q.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

	September 30,	December 31,
Convertible notes payable, net consist of:	2009	2008
	(Unaudited)	(Restated)
Convertible notes - initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-

Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to ASC 470-20-30 (formerly, EITF 00-27), “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with ASC 470-20-30, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the nine months ended September 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company is in default to all eleven investors (see Note 19). Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823 (See Note 20).

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

The Company issued a total of 32,354,043 shares to seven of the Purchasers as repayment of loan and loan interest during the nine months ended September 30, 2008, pursuant to the terms of the Notes (see Note 12).  The issuing price was calculated at 75% of the average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

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

NOTE 14 - WARRANTS

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25

Outstanding - September 30, 2009 (Unaudited) and December 31, 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of September 30, 2009 and December 31, 2008 are:

Warrants Outstanding				Warrants Exercisable
Price Range	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years from the effective date of the registration statement. The registration statement filed on December 26, 2007 is not effective as of the date of filing of this Form 10-Q.

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

Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000 translated at the September 30, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000).

In March 2009, Qiluo borrowed 31,500,000 RMB ($4,611,600) from Chongqing Guojing Silk Company, Ltd.(“Guojing Silk”) and simultaneously delivered a bank acceptance (from Shan Xia Bank) for the same amount to Guojing Silk. Under the related agreement with Shan Xia Bank, use of the 31,500,000 RMB is not permitted while the bank acceptance is outstanding. Qiluo returned the 31,500,000 RMB in September 2009.

During the nine months ended September 30, 2008, the Company received funds from and advanced funds to Guojing Silk for working capital purposes. As of September 30, 2009, the excess advanced payments to Guojing Silk amounted to $498,312 (3,401,450 RMB), which was reported under the caption of “Other receivables” (Note 8).

On March 25, 2009, Xin Shengxiang Industrial Development Co., Ltd, (“Xinshengxiang”), a major shareholder of the Company borrowed 4,000,000 RMB from Jin Cheng Small Loans Company, Ltd. (Jincheng”) and advanced the funds to the Company. The short term loan is due by November 24, 2009 and bears interest at 21.24% per annum.

On September 29, 2009, Mr. Dingliang Kuang (“Mr. Kuang”), the Chief Executive Officer and a major shareholder of the Company, borrowed 6,000,000 RMB from Jincheng  and advanced the funds to the Company. The short term loan is due by October 28, 2009 and bears interest at 19.44% per annum. This loan is past due as of the filing date of this Form 10-Q.

NOTE 16 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and other receivables.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $70,783 and $61,867 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 12), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,300 translated at the September 30, 2009 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:
Twelve Months Ending September 30, (Unaudited)	Future Minimum Rent Payments
2010	$29,300
2011	29,300
2012	29,300
2013	29,300
2014	29,300
Thereafter	341,600
Total	$488,100

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 11), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $1,311,760 as of September 30, 2009, which has been recorded as interest expense and included in accounts payable and accrued expenses.

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

NOTE 19 – DEFAULT ON CONVERTIBLE NOTES PAYABLE

As of June 12, 2008, the Company was in default to nine (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $414,545; and unpaid accrued liquidated damages penalty and default penalty are $1,835,294. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company plans to restate its consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with SEC on April 15, 2009) in order to correct an error relating to the accounting for the defaulted notes payable (see Notes 11 and 19).

In the Form 10-K filed April 15, 2009, the consolidated balance sheet at December 31, 2008 included unamortized deferred finance costs of $1,391,941 ($56,797 in assets, $1,335,144 as contra equity in stockholders’ deficit) and unamortized debt discounts of $1,078,882 (as a reduction of convertible notes payable in current liabilities) relating to these notes, which reflected amortization of these costs over the two year life of the notes. Since the Company had defaulted on the notes, thus making the obligations immediately due and payable on demand, the Company should have accelerated the amortization of the remaining unamortized deferred finance costs and debt discounts at such time. Accordingly, the consolidated balance sheet at December 31, 2008 included in this Form 10-Q has been restated to reflect such amortization.

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2008 follows:

	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets	$3,749,917	$-	$3,749,917
Property and equipment, net	887,693	-	887,693
Deposits	483,681	-	483,681
Deferred finance costs	56,797	(56,797)	-
Total Assets	$5,178,088	$(56,797)	$5,121,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Convertible notes payable	$1,713,293	$1,078,882	$2,792,175
Other current liabilities	3,817,241	-	3,817,241
Total Current Liabilities	5,530,534	1,078,882	6,609,416
Common stock	12,348	-	12,348
Additional paid-in capital	18,345,012	-	18,345,012
Deferred finance costs	(1,335,144)	1,335,144	-
Accumulated deficit	(17,690,956)	(2,470,823)	(20,161,779)
Accumulated other comprehensive income	316,294	-	316,294
Total Stockholders' (Deficit)	(352,446)	(1,135,679)	(1,488,125)
Total Liabilities and Stockholders' deficit	$5,178,088	$(56,797)	$5,121,291

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2008 follows:

	As Previously
	Reported	Adjustments	As Restated

Loss from operations	$(751,854)	$-	$(751,854)
Interest income	2,564	-	2,564
Interest expense	(5,433,570)	(2,470,823)	(7,904,393)
Net Loss	$(6,182,860)	$(2,470,823)	$(8,653,683)

Net Losss per Share - Basic and Diluted	$(0.06)	$(0.02)	$(0.08)

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908 translated at the September 30, 2009 exchange rate). If the Company is unable to pay the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($996,200 translated at the September 30, 2009 exchange rate) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due was extended to September 2009.

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

Results of Operations

Comparison of Sales for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
Sales in US dollars	2009	2008

Silk	$1,235,169	$786,308
Cocoons	593,338	1,083,621
By products and others	411,942	464,709
Total sales	$2,240,449	$2,334,638

Net Sales

Our net sales were $2,240,449 for the three months ended September 30, 2009, decreased by $94,189, or 4%, as compared to $2,334,638 for the three months ended September 30, 2008.

The Company sold 51.24 tons of silk during the three months ended September 30, 2009, an increase of 17.24 tons, or 51% as compared to 34.00 tons during the three months ended September 30, 2008. The revenue from sale of silk was $1,235,169 during the three months ended September 30, 2009, an increase of $448,861, or 57% as compared to $786,308 for the same period of 2008.

The cocoon is a raw material for production of silk. The sales of cocoon were 100.26 tons for the three months ended September 30, 2009, decreased by 105.32 tons, or 52% as compared to 202.58 tons sold in the same period of 2008. The revenue from sale of cocoon was $593,338 for the three months ended September 30, 2009, decreased by $490,283, or 45%, as compared to $1,083,621 for the three months ended September 30, 2008.

Gross Profit

Comparison of Gross Profit for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008

Net sales	$2,240,449	$2,334,638
Cost of sales	(1,647,072)	(2,051,618)
Gross profit	$593,377	$283,020
Gross profit margin rate	26.48%	12.12%

Gross profit for the three months end September 30, 2009 and 2008 was $593,377 and $283,020, respectively. The gross profit margin rate for the three months ended September 30, 2009 increased 14.36 percentage points from 12.12% during the three months ended September 30, 2008 to 26.48% for the three months ended September 30, 2009. This improvement reflects the improvement of silk market condition and is also the result of our acquisition of Zhengzhong (see Plan of Operation). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons.

Income (Loss) from Operations

Comparison of Income (Loss) from Operations for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008

Gross profit	$593,377	$283,020

Professional fees	14,018	15,454
Depreciation and amortization	8,725	8,332
Selling expenses	19,251	24,490
Other general and administrative expenses	199,799	290,411
Income (Loss) from operations	$351,584	$(55,667)

Income from operations for the three months ended September 30, 2009 were $351,584, an improvement of $407,251, as compared to loss from operations of $55,667 for the three months ended September 30, 2008.

Total operating expenses was $241,793, decreased by $96,894, or 29%, as compared to $338,687 for the nine months ended September 30, 2008. Other general and administrative expenses consist of expenses relating to our back office and general and administrative expenses relating to our cocoon stations. Other general and administrative expenses decreased $90,612 from $290,411 for the three months ended September 30, 2008 to $199,799 for the three months ended September 30, 2009. The decrease of other general and administrative expenses was primarily due to the decrease in expenses on new acquired cocoon stations. The expenses in connection with cocoon stations decreased $98,179 from $115,807 for the three months ended September 30, 2008 to $17,628 for the three months ended September 30, 2009.

Other Expenses, Net

Comparison of Other Expenses, net for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008

Subsidy income	$-	$-
Interest income	324	576
Interest expense	(521,263)	(1,239,008)
Other Expenses, net	$(520,939)	$(1,238,432)

Total other expenses, net was $520,939 for the three months ended September 30, 2009, a decrease of $717,493 as compared to $1,238,432 for the three months ended September 30, 2008.

Interest expenses consist of interest paid for short term loans and amortization of deferred financing cost and debt discount in connection with the convertible debt issuances in September 2007. Interest paid to various loans was $178,570 and $0 for the three months ended September 30, 2009 and 2008, respectively. Interest paid and accrued to convertible notes was $69,804 and $69,804 for the three months ended September 30, 2009 and 2008, respectively. We have incurred and recorded $0 and $983,483 amortization expenses of deferred finance costs and debt discount and cash discount for the three months ended September 30, 2009 and 2008, respectively.  In addition, we also recorded accrued interest expense and penalties in connection with the default of convertible notes. Such expenses totaled $272,238 and $167,531 for the three months ended September 30, 2009 and 2008, respectively.

Comparison of Sales for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
Sales in US dollars	2009	2008

Silk	$3,004,709	$2,104,648
Cocoons	1,350,853	1,926,241
By products and others	768,785	753,887
Total sales	$5,124,347	$4,784,776

Net Sales

Our net sales were $5,124,347 for the nine months ended September 30, 2009, an increase of $339,571, or 7%, as compared to $4,784,776 for the nine months ended September 30, 2008.  The increase of our sales was primarily attributable to the improvement of the commodity market and increased demand.

The Company sold 136.49 tons of silk during the nine months ended September 30, 2009, an increase of 42.72 tons, or 46% as compared to 93.77 tons during the nine months ended September 30, 2008. The revenue from sale of silk was $3,004,709 during the nine months ended September 30, 2009, an increase of $900,061, or 43% as compared to $2,104,648 for the same period of 2008.

The cocoon is a raw material for production of silk. The sales of cocoon were 253.43 tons for the nine months ended September 30, 2009, decreased by 76.73 tons, or 23% as compared to 330.16 tons sold in the same period of 2008. The revenue from sale of cocoon was $1,350,853 for nine months ended September 30, 2009, a decrease of $575,388, or 30%, as compared to $1,926,241 for the nine months ended September 30, 2008.

Gross Profit

Comparison of Gross Profit for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008

Net sales	$5,124,347	$4,784,776
Cost of sales	(4,298,110)	(4,464,228)
Gross profit	$826,237	$320,548
Gross profit margin rate	16.12%	6.70%

Gross profit for the nine months end September 30, 2009 and 2008 was $826,237 and $320,548, respectively. The gross profit margin rate for the nine months ended September 30, 2009 increased 9.42 percentage points from 6.70% during the nine months ended September 30, 2008 to 16.12% for the nine months ended September 30, 2009. This improvement is mainly the result of our acquisition of Zhengzhong (see Plan of Operation). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons.

Loss from Operations

Comparison of Loss from Operations for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008

Gross profit	$826,237	$320,548

Professional fees	48,012	222,422
Depreciation and amortization	28,438	18,824
Selling expenses	49,546	53,254
Other general and administrative expenses	417,916	597,951
Loss from operations	$282,325	$(571,903)

Income from operations for the nine months ended September 30, 2009 were $282,325, an improvement of $854,228, as compared to loss from operations of $571,903 for the nine months ended September 30, 2008. Total operating expenses was $543,912, decreased by $348,539, or 39%, as compared to $892,451 for the nine months ended September 30, 2008. The decrease of operating expenses was primarily due to the decrease of professional fees. Professional fees totaled $48,012 for the nine months ended September 30, 2009, a decrease of $174,410, or 78%, as compared to professional fees of $222,422 for the nine months ended September 30, 2008. We incurred significant cost in connection with professional services associated with the legal and accounting reporting obligations of being a public company in 2008.

Other general and administrative expenses consist of expenses relating to our back office and general and administrative expenses relating to our cocoon stations. Other general and administrative expenses decreased $180,035 from $597,951 for the nine months ended September 30, 2008 to $417,916 for the nine months ended September 30, 2009. The decrease of other general and administrative expenses was primarily due to the decrease in expenses on new acquired cocoon stations. The expenses in connection with cocoon stations decreased $191,441 from $235,826 for the nine months ended September 30, 2008 and to $44,385 for the nine months ended September 30, 2009.

Other Expenses, Net

Comparison of Other Expenses, net for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008

Subsidy income	$706,122	$-
Interest income	7,137	2,152
Interest expense	(1,577,281)	(3,859,226)
Other Expenses, net	$(864,022)	$(3,857,074)

Total other expenses, net was $864,022 for the nine months ended September 30, 2009, decreased by $2,993,052 as compared to $3,857,074 for the nine months ended September 30, 2008. The Company received subsidy of $706,122 from various Chinese government during the nine months ended September 30, 2009. These government subsidies were in connection with the purchase of cocoon and incentive of technology innovation. Part of these subsidies will pass through to the farmers who produced the cocoons when we purchase the cocoons from farmers.

Interest expenses consist of interest paid for short term loans and amortization of deferred financing cost and debt discount in connection with the convertible debt issuances in September 2007. Interest paid to various loans was $549,202 and $0 for the nine months ended September 30, 2009 and 2008, respectively. Interest paid and accrued to convertible notes was $209,412 and $223,968 for the nine months ended September 30, 2009 and 2008, respectively. We have incurred and recorded $0 and $3,057,862 amortization expenses of deferred finance costs and debt discount and cash discount for the nine months ended September 30, 2009 and 2008, respectively.  In addition, we also recorded accrued interest expense and penalties in connection with the default of convertible notes. Such expenses totaled $816,714 and $542,637 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, we had $70,783 and $61,867 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to the business over the next twelve months. We will need to seek additional capital for our operations.

The major sources of Company’s liquidity for the nine months ended September 30, 2009 and 2008 were cash generated from operations and short term loans from banks and other entities.

Net cash provided by operating activities during the nine months ended September 30, 2009 was $2,215,211, compared to -$2,467,189 net cash used for the nine months ended September 30, 2008. This was mainly due to that the Company commenced its operation after third quarter of 2007, which required more upfront payments during 2008.  The Company also received $939,313 in advance from customers during the nine months ended September 30, 2009, as compared to $0 during the same period of 2008.

Net cash used in investing activities was $4,817,023 during nine months ended September 30, 2009, as compared to net cash provided by investing activities of $56,229 during the nine months ended September 30, 2008. It was the results of paid additional acquisition deposit of $512,750 and lent $4,298,998 to various entities and individuals (see Note 8 to Financial Statements).
Net cash provided by financing activities was $2,611,701 and $1,796,896 for the nine months ended September 30, 2009 and 2008, respectively. During nine months ended September 30, 2009, the company received net proceeds of $1,146,701 from various short term loans and $1,465,000 from related parties. For the nine months ended September 30, 2008, the Company received net proceeds from various short term loans of $148,712, and received net proceeds of $1,662,059 from related parties.

Loans Payable to various Banks and Entities

	September 30,	December 31,
Loans payable consist of:	2009	2008
	(Unaudited)
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd.
1,166,670 RMB, interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to Chongqing Shi Bell Technology, Ltd.
430,000 RMB, interest at 6% per annum, due on demand	62,995	63,025
Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.
11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
5,000,000 RMB, interest at 19.44% per annum, due September 2009	732,500	-
Total Qiluo loans payable to Jin Cheng Small Loans Company, Ltd.	732,500	1,612,270
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	4,395,000	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(293,000)	-
Less: used by Guojing Silk, 10,000,000 RMB	(1,465,000)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	2,197,500	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total Loans Payable	$3,012,995	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000 translated at the September 30, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000). Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

The loans payable to Jin Cheng Small Loans Company, Ltd are past due. The Company is in negotiations with Jin Cheng to extend and refinance the loan.

Loans Payable to Related Parties

	September 30,	December 31,
Loans payable – related parties consist of:	2009	2008
	(Unaudited)
Franklin loan payable to former chief executive officer,
interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer,
non-interest bearing, due on demand	7,158	7,158
4,000,000 RMB loan payable to Xin Shengxiang	586,000	-
6,000,000 RMB loan payable to Dingliang Kuang	879,000	-

Total	$1,484,391	$19,391

On March 25, 2009, Xin Shengxiang Industrial Development Co., Ltd, (“Xinshengxiang”), a major shareholder of the Company borrowed 4,000,000 RMB from Jin Cheng Small Loans Company, Ltd. (Jincheng”) and advanced the funds to the Company. The short term loan is due by November 24, 2009 and bears interest at 21.24% per annum.

On September 29, 2009, Mr. Dingliang Kuang (“Mr. Kuang”), the Chief Executive Officer and a major shareholder of the Company borrowed 6,000,000 RMB from Jincheng and advanced the funds to the Company. The short term loan is due by October 28, 2009 and bears interest at 19.44% per annum. This loan is past due as of the filing date of this Form 10-Q.

Convertible Notes Payable

	September 30,	December 31,
Convertible notes payable, net consist of:	2009	2008
	(Unaudited)	(Restated)

Convertible notes – initial face amount	$3,300,000	$3,300,000

Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)

Discount on beneficial conversion feature	(396,753)	(396,753)

Less accumulated amortization	3,300,000	3,300,000

Unamortized debt discounts	-	-

Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to ASC 470-20-30 (formerly, EITF 00-27), “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with ASC 470-20-30, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the nine months ended September 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company is in default to all eleven investors (see Note 19). Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest of $2,470,823. (See Note 20)

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $581,697 for the nine months ended September 30, 2009 and has an accumulated deficit of $20,743,476 at September 30, 2009.  Substantial portions of the losses are attributable to stock-based compensation, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $3,891,816 and $2,859,499 as of September 30, 2009 and December 31, 2008, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $414,545; and unpaid accrued liquidated damages penalty and default penalty are $1,835,294. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During the nine months ended September 30, 2009, the Company received net proceeds of $1,146,701 from various short term loans and net proceeds of $1,465,000 from related parties.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 8 of consolidated financial statements), thereby helping the Company to reduce its raw material - cocoon cost. During the nine months ended September 30, 2009, the gross margin rate was 16.1%, as compared to 6.7% for the nine months ended September 30, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $2,192,698 for the nine months ended September 30, 2009 and has an accumulated deficit of $19,883,654 at September 30, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $3,440,745 and $1,780,617 as of September 30, 2009 and December 31, 2008, respectively. In addition, the Company’s gross margin rate from its current operations was low.  It was 8% for the nine months ended September 30, 2009 and 5.2% for the year ended December 31, 2008.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $344,741; and unpaid accrued liquidated damages penalty and default penalty are $1,563,056. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During the nine months ended September 30, 2009, the Company received net proceeds of $2,023,058 from various short term loans.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost. During the nine months ended September 30, 2009, the gross margin rate was 8%, as compared to 1.5% for the nine months ended September 30, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”). No stock options have been granted and none are outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10, (formerly, SFAS No. 109, “Accounting For Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

No provision has been made for corporation income taxes due to the current loss. In addition, no future tax benefit has been calculated. According to the tax regulations of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years.

Segment Information

ASC 280-10 (formerly, SFAS No. 131), “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

The Company has restated its consolidated financial statement at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with SEC on April 15, 2009) in order to correct an error relating to the accounting for a defaulted notes payable (see Note 19).

Restatement of Previously Issued Financial Statements

The Company plans to restate its consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with SEC on April 15, 2009) in order to correct an error relating to the accounting for the defaulted notes payable (see Note 11 and 19).

In the form 10-K filed April 15, 2009, the consolidated balance sheet at December 31, 2008 included unamortized deferred finance costs of $1,391,941 ($56,797 in assets, $1,335,144 as contra equity in stockholders’ deficit) and unamortized debt discounts of $1,078,882 (as a reduction of convertible notes payable in current liabilities) relating to these notes, which reflected amortization of these costs over the two year life of the notes. Since the Company had defaulted on the notes, thus making the obligations immediately due and payable on demand, the Company should have accelerated the amortization of the remaining unamortized deferred finance costs and debt discounts at such time. Accordingly, the consolidated balance sheet at December 31, 2008 included in this Form 10-Q has been restated to reflect such amortization.
The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2008 follows:

	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets	$3,749,917	$-	$3,749,917
Property and equipment, net	887,693	-	887,693
Deposits	483,681	-	483,681
Deferred finance costs	56,797	(56,797)	-
Total Assets	$5,178,088	$(56,797)	$5,121,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Convertible notes payable	$1,713,293	$1,078,882	$2,792,175
Other current liabilities	3,817,241	-	3,817,241
Total Current Liabilities	5,530,534	1,078,882	6,609,416
Common stock	12,348	-	12,348
Additional paid-in capital	18,345,012	-	18,345,012
Deferred finance costs	(1,335,144)	1,335,144	-
Accumulated deficit	(17,690,956)	(2,470,823)	(20,161,779)
Accumulated other comprehensive income	316,294	-	316,294
Total Stockholders' (Deficit)	(352,446)	(1,135,679)	(1,488,125)
Total Liabilities and Stockholders' deficit	$5,178,088	$(56,797)	$5,121,291

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2008 follows:

	As Previously
	Reported	Adjustments	As Restated

Loss from operations	$(751,854)	$-	$(751,854)
Interest income	2,564	-	2,564
Interest expense	(5,433,570)	(2,470,823)	(7,904,393)
Net Loss	$(6,182,860)	$(2,470,823)	$(8,653,683)

Net Losss per Share - Basic and Diluted	$(0.06)	$(0.02)	$(0.08)

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

See Part II – Item 1. above.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: November 18, 2009	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)