Form 10-K
period 2009-12-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2010-04-15
CIK 1365669

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number: 0—52150

FRANKLIN TOWERS ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(I.R.S. Employer Identification No.)

88 Julong Road
Lidu Economic Development Zone
Fulin, Chongqing, China
(Address of principal executive offices)

011-86-23-72183336
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately$203,231.

The number of shares of the issuer’s common stock issued and outstanding as of April 12, 2010 was 123,484,045 shares.

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

Our History

Franklin was incorporated on March 23, 2006 in the State of Nevada. Prior to our acquisition of Chongqing Qiluo Textile Co., Ltd., (renamed to “Chongqing Fuling Qiluo Cocoon Silk Company., Ltd.” on November 4, 2009 ), a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”), as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007, Franklin intended to engage in the manufacturing, processing, and distribution of frozen Pan Asian foods.

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

In order to gain a competitive edge in the centralization of the silk industry in Chongqing, Qiluo had to seek out methods to bring together what had typically been a very fragmented industry and co-ordinate the entire silk manufacturing process. This process includes everything from sericulture, to harvesting and processing the cocoons, through to the manufacturing and exportation of either finished or raw silk products. On January 28, 2007, the Company signed a twenty (20) year lease effective as of March 1, 2007 with Xinshengxiang, the holder of approximately 13.85% of our common stock, for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and calls for annual base rent of RMB 200,000 (29,300) plus other occupancy costs. The leased factory building is equipped with manufacturing machinery and housing facilities. We believe that the investment in the newest high-end silk manufacturing machinery will elevate both the quality and the quantity of the silk produced.

Manufacturing equipment and facilities include:

•	Administrative building

•	Secondary process centre

•	12 electric automatic reeling machines

•	Vacuum infiltration equipment

•	Water infiltration equipment

•	Ventilation & air condition

•	Hydration distribution facility

Qiluo’s manufacturing facilites are capable of producing approximately 350 tons of raw silk per year. Qiluo also intends to further expand its production ability by acquiring silkworm production bases and silk textile production capacity in the local area. On November 26, 2007, we entered into a binding letter of intent with Zhengzhong Silkworm Industrial Development Co., a limited liability company organized under the laws of the People’s Republic of China (“Zhengzhong”), pursuant to which we intend to acquire cocoon purchase stations, warehouses and certain other assets from Zhengzhong.

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908). If the Company is unable to pay the remaining 3,574,800 RMB ($523,708) due, the Company’s total payments of 6,800,000 RMB ($996,200) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009.  As of the date of this Form-10K filing, the Company is still in negotiation with the local government to extend the due date of the payment.

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

Competition

We compete in a highly competitive industry. Many competitors have financial and other resources substantially greater than ours. Our principal competitor is located in the local area, Fuling, Chongqing. Our other competitors are those same sized silk manufactures located throughout China.  :

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

Employees

Qiluo currently has 348 employees, all of whom are employed on a full time basis. Our employees have no long term commitments to the Company. All employees are employed pursuant to standard employment agreement, which sets forth the terms of the employment, duties, compensation, and other such matters, In addition, all of our employees are required to sign our standard confidentiality agreement, pursuant to which they agree to maintain the confidentiality of all proprietary information of our company. We do not believe that any of these are material to our business operation.

Private Placement

In 2007 we sold $3,300,000 of secured convertible promissory notes bear interest at the rate of 10% per annum, payable in either cash up to 115% of the portion of monthly amount together with all others, or absent any event of default, in shares of our common stock. Payments of the interest and principal commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009 (or earlier upon acceleration following an event of default).

All principal and accrued interest on the secured convertible promissory notes is convertible into shares of our common stock at the election of the investors at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances and transactions.

The secured convertible promissory notes contain default events which, have been triggered and were not timely cured, and thus resulted in a default interest rate of 15% per annum. The secured convertible promissory notes also contain full ratchet antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $0.25 per share.

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

We agreed to register for resale all the common stock underlying the secured convertible promissory notes and warrants and failed to do so. We also granted the investors piggyback registration rights along with certain demand registration rights.

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

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the nine months ended September 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823.

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $484,350; and unpaid accrued liquidated damages penalty and default penalty are $2,107,532. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

Our offices are located at 88 Julong Road, Chongqing, China. Our telephone number is 011-86-23-72183330. Our website can be found at www.franklintowersenterprises.com. Information contained on our website, or which can be accessed through the website, does not constitute a part of this Annual Report.

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

Further, the Company has not fully responded to various staff requests concerning issues the staff raised in their review of the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Properties

We currently maintain offices and our principal place of business at a building having an area equal to 122,700 square feet (ft2) and located at 88 Julong Road, Lidu Economic Development Zone, Fulin, Chongqing. Qiluo leases such building pursuant to a lease agreement, dated January 28, 2007, between Qiluo and Xinshengxiang Industrial Development Co., Ltd., which owns 17,100,000 shares of Franklin’s common stock. The term of the lease is twenty years and the annual rental payment is RMB 200,000 ($29,300). Franklin intends to continue to operate from these premises until such time as management determines that other space or additional employees are required.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company, and the Company's property is not the subject of any pending legal proceedings, except as follows:

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

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $484,350; and unpaid accrued liquidated damages penalty and default penalty are $2,107,532. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

Item 4.  (Removed and Reserved.)

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is eligible for trading on the Over the Counter Bulletin Board under the symbol FRTW.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on www.moneycentral.msn.com during the period from January 1, 2008 until December 31, 2009:

Bid Information*
Financial Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.030	$0.001
September 30, 2009	$0.002	$0.001
June 30, 2009	$0.002	$0.001
March 31, 2009	$0.002	$0.001
December 31, 2008	$0.002	$0.001
September 30, 2008	$0.002	$0.001
June 30, 2008	$0.002	$0.001
March 31, 2008	$0.002	$0.001

*	The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On April 8, 2010, there were approximately 365 holders of record of the Company's common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-K (the “Report”). Although Qiluo is a subsidiary of Franklin, the acquisition of Qiluo by Franklin that was consummated on June 19, 2007 has been treated as a reverse merger of Qiluo. This means that Qiluo is the continuing entity for financial reporting purposes.

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908).  If the Company is unable to pay the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($996,200) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009. As of April 15, 2010, the Company was unable to pay this balance due. The Company is in negotiation with the local government to further extend the due date.

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

Results of Operations

Comparison of Sales for the Years Ended December 31, 2009 and 2008

Sales in US dollars	2009	2008
Silk	$3,909,001	$2,576,009
Cocoons	1,815,747	1,927,570
By products and others	883,746	1,071,417
Total sales	$6,608,494	$5,574,996

Net Sales

Our net sales were $6,608,494 for the year ended December 31, 2009, an increase of $1,033,498, or 19%, as compared to $5,574,996 for the year ended December 31, 2008.

The Company sold 169.93 tons of silk during the year ended December 31, 2009, an increase of 51.15 tons, or 43% as compared to 118.78 tons during the year ended December 31, 2008. The revenue from sale of silk was $3,909,001 during the year ended December 31, 2009, an increase of $1,332,992, or 52% as compared to $2,576,009 for the year ended December 31, 2008.

The cocoon is a raw material for production of silk. The sales of cocoon were 336.06 tons for the year ended December 31, 2009, decreased by 1.65 tons, as compared to 337.71 tons sold in the year ended December 31, 2008. The revenue from sale of cocoon was $1,815,747 for the year ended December 31, 2009, decreased by $111,823, or 6%, as compared to $1,927,570 for the year ended December 31, 2008.

Gross Profit

Comparison of Gross Profit for the Year Ended December 31, 2009 and 2008

	2009	2008
Net sales	$6,608,494	$5,574,996
Cost of sales	(5,595,326)	(5,286,061)
Gross profit	$1,013,168	$288,935
Gross profit margin rate	15.33%	5.18%

Gross profit for the year end December 31, 2009 and 2008 was $1,013,168 and $288,935, respectively. The gross profit margin rate for the year ended December 31, 2009 was 15.33%, an increase of 10.15 percentage points, as compared to 5.18% in the year ended December 31, 2008. This improvement reflects the improvement of silk market condition and is also the result of our acquisition of Zhengzhong (see Plan of Operation). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons.

(Loss) from Operations

Comparison of (Loss) from Operations for the Years Ended December 31, 2009 and 2008

	2009	2008
Gross profit	$1,013,168	$288,935

Professional fees	113,384	271,448
Depreciation and amortization	50,409	27,212
Selling expenses	85,555	226,723
Cocoon station costs	323,521	278,726
Other general and administrative expenses	585,107	236,680
Total operating expenses	1,157,976	1,040,789
(Loss) from operations	$(144,808)	$(751,854)

Loss from operations for the year ended December 31, 2009 were $144,808, an improvement of $607,046, as compared to loss from operations of $751,854 for the year ended December 31, 2008.

Total operating expenses was $1,157,976, an increase of $117,187, or 11%, as compared to $1,040,789 for the year ended December 31, 2008. The increase was primarily due to the increase of other general and administrative expenses.

Other general and administrative expenses consist of expenses relating to our back office and general and administrative expenses relating to our cocoon stations. Other general and administrative expenses was $585,107 in 2009, an increase of $348,427, or 147%, as compared to $236,380 for the year ended December 31, 2008. During 2009, the Company incurred fees approximately $119,200 in connection with the application of government subsidy. The Company also paid approximately $108,500 to employee’s social security fund in 2009.

Other Expenses, Net

Comparison of Other Expenses, net for the Year Ended December 31, 2009 and 2008

	2009	2008
Subsidy income	$664,956	$-
Interest income	7,286	2,564
Interest expense	(2,080,925)	(7,904,393)
Other Expenses, net	$(1,408,683)	$(7,901,829)

Total other expenses, net was $1,408,683 for the year ended December 31, 2009, decreased by $6,493,146 as compared to $7,901,829 for the year ended December 31, 2008. The Company received net subsidy of $664,956 from various Chinese government during the year ended December 31, 2009. These government subsidies were in connection with the purchase of cocoon and incentive of technology innovation. Part of these subsidies will pass through to the farmers who produced the cocoons when we purchase the cocoons from farmers.

Interest expenses consist of interest paid for short term loans and amortization of deferred financing cost and debt discount in connection with the convertible debt issuances in September 2007. Interest paid to various loans was $710,153 and $213,170 for the year ended December 31, 2009 and 2008, respectively. Interest paid and accrued to convertible notes was $279,216 and $293,772 for the year ended December 31, 2009 and 2008, respectively. We have incurred and recorded $0 and $6,475,268 amortization expenses of deferred finance costs and debt discount and cash discount for the year ended December 31, 2009 and 2008, respectively.  In addition, we also recorded accrued interest expense and penalties in connection with the default of convertible notes. Such expenses totaled $1,088,952 and $919,580 for the year ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of December 31, 2009 and 2008, we had $2,788,581 and $61,867 in cash, respectively. The cash balance at December 31, 2009 was prepared for repayment of Shangxia bank loan which was due by January 19, 2010. We believe that such funds will not be sufficient to effectuate our plans with respect to the business over the next twelve months. We will need to seek additional capital for our operations.

The major sources of Company’s liquidity for the year ended December 31, 2009 and 2008 were cash generated from operations and short term loans from banks and other entities.

Net cash provided by operating activities during the year ended December 31, 2009 was $2,925,061, compared to -$3,995,200 net cash used for the year ended December 31, 2008. This was mainly due to that the Company commenced its operation after third quarter of 2007, which required more upfront payments during 2008.  The Company also received $536,344 in advance from customers during the year ended December 31, 2009, as compared to $0 during the same period of 2008.

Net cash used in investing activities was $539,257 during the year ended December 31, 2009, as compared to net cash provided by investing activities of $48,707 during the year ended December 31, 2008. It was the results of paid additional acquisition deposit of $512,750 in 2009 and returned deposit for purchase of cocoon seeds in the amount of $90,047 in 2008.

Net cash provided by financing activities was $351,206 and $2,662,800 for the year ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the company received net proceeds of $351,206 from various short term loans. For the year ended December 31, 2008, the Company received net proceeds from various short term loans of $955,209, and received net proceeds of $1,721,466 from related parties.

Loans Payable to various Banks and Entities

	December 31,	December 31,
Loans payable consist of:	2009	2008

Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd.
under 10,000,000 RMB ($1,458,000) credit line, interest at 6% per
annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to Chongqing Shi Bell Technology, Ltd.
interest at 6% per annum, due on demand	-	63,025
Qiluo loan payable to Jin Cheng Small Loans Company, ltd.
11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	4,395,000	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(293,000)	-
Less: used by Guojing Silk, 10,000,000 RMB	(1,465,000)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	2,197,500	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total	$2,217,500	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000 translated at the December 31, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000). Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

As of December 31, 2009 and 2008, the accrued interest payable for short term loans totaled $51,092 and $29,581, respectively, which was included in accounts payable and accrued expenses.

Loans Payable to Related Parties

	December 31,	December 31,
Loans payable – related parties consist of:	2009	2008
Franklin loan payable to former chief executive officer,
interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer,
non-interest bearing, due on demand	7,158	7,158
Total	$19,391	$19,391

The accrued interest payable to related party was $3,272 and $2,292 as of December 31, 2009 and 2008, respectively.

Convertible Notes Payable

	December 31,	December 31,
Convertible notes payable, net consist of:	2009	2008
Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

The Notes bore interest at the rate of 10% per annum, payable in either (a) cash or (b) absent an event of default, in shares of the Company’s common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

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

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs were being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to ASC 470-20-30 (formerly, EITF 00-27), “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with ASC 470-20-30, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the nine months ended September 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,553,491 and $8,653,683, for the years ended December 31, 2009 and 2008, respectively.  The Company has an accumulated deficit of $21,715,270 at December 31, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $4,837,392 and $2,859,499 as of December 31, 2009 and 2008, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $484,349; and unpaid accrued liquidated damages penalty and default penalty are $2,107,532. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During 2008, the Company received proceeds from a significant shareholder in the amount of $1,722,656 as a repayment of nonreciprocal funds transferred to this shareholder during 2007. The Company also received proceeds of short term loans totaling $351,206 and $955,209 during 2009 and 2008, respectively.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong”, thereby helping the Company to reduce its raw material - cocoon cost and increase its operating gross margin rate to 15.3% in 2009 as compared to 5.2% for the year ended December 31, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Recently Issued Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB ASC is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The ASC consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the ASC.    The adoption of ASC did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting periods ending after December 15, 2009.  Adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.
Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statement at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with SEC on April 15, 2009) in order to correct an error relating to the accounting for a defaulted notes payable (see Note 19).

The included consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with SEC on April 15, 2009) was a restated financial statement in order to correct an error relating to the accounting for the defaulted notes payable (see Notes 11 and 19). The Company was not able to amend its previous filed financial statements as and for the year ended December 31, 2008 and 2007 included in the Form 10K, therefore, previous filed financial statement included in the Form 10K filed on April 15, 2009 could not be relied on it.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franklin Towers Enterprises, Inc.

I have audited the accompanying consolidated balance sheets of Franklin Towers Enterprises, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Towers Enterprises, Inc. and subsidiary as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer, CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York

April 15, 2010

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$2,788,581	$61,867
Accounts receivable - net of allowance for doubtful accounts of $20,631 and $2,362 as of December 31, 2009 and 2008, respectively	20,630	68,727
Inventories	1,441,685	2,847,009
Prepaid costs and expenses	135,314	772,314
Other receivable	21,232	-
Total Current Assets	4,407,442	3,749,917
Property and Equipment, net	796,144	887,693
Other Assets:
Deposits	996,200	483,681
Total Other Assets	996,200	483,681
TOTAL ASSETS	$6,199,786	$5,121,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable	$2,792,175	$2,792,175
Loans payable	2,217,500	1,866,294
Accounts payable and accrued expenses	3,679,424	1,931,556
Customer prepaid	536,344	-
Loans payable - related parties	19,391	19,391
Total Current Liabilities	9,244,834	6,609,416
TOTAL LIABILITIES	9,244,834	6,609,416
Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of December 31, 2009 and 2008, respectively	12,348	12,348
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(21,715,270)	(20,161,779)
Accumulated other comprehensive income	312,862	316,294
Total Stockholders' Deficit	(3,045,048)	(1,488,125)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,199,786	$5,121,291

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		(Restated)
Net Sales	$6,608,494	$5,574,996
Cost of Sales	(5,595,326)	(5,286,061)
Gross Profit	1,013,168	288,935
Operating Expenses:
Selling, general and administrative expenses	1,107,567	1,013,577
Depreciation and amortization	50,409	27,212
Total Operating Expenses	1,157,976	1,040,789
(Loss) From Operations	(144,808)	(751,854)
Other Income (Expenses):
Subsidy income	664,956	-
Interest income	7,286	2,564
Interest expense	(2,080,925)	(7,904,393)
Total Other (Expense)	(1,408,683)	(7,901,829)
Loss Before Income Tax	(1,553,491)	(8,653,683)
Provision for Income Tax	-	-
Net Loss	$(1,553,491)	$(8,653,683)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.08)
Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	111,773,942
Comprehensive Loss:
Net loss	$(1,553,491)	$(8,653,683)
Foreign currency translation adjustment	2,062	212,070
Comprehensive Loss	$(1,551,429)	$(8,441,613)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid - in	Deferred Finance	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Income	Total
Balance - December 31, 2007	-	$-	91,130,000	$9,113	$15,659,700	$(3,415,349)	$(11,508,096)	$104,224	$849,592
Common stock issued for repayment of convertible notes and accrued interest	-	-	32,354,043	3,235	665,627	-	-	-	668,862
Amortization of deferred finance costs (Restated)	-	-	-	-	-	3,415,349	-	-	3,415,349
Repayment of nonreciprocal funds transferred to shareholder	-	-	-	-	2,019,685	-	-	-	2,019,685
Net loss for the year ended December 31, 2008 (Restated)	-	-	-	-		-	(8,653,683)	-	(8,653,683)
Foreign currency translation adjustment	-	-	-	-	-	-	-	212,070	212,070
Balance - December 31, 2008 (Restated)	-	-	123,484,043	12,348	18,345,012	-	(20,161,779)	316,294	(1,488,125)
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,553,491)	-	(1,553,491)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,432)	(3,432)
Balance - December 31, 2009	-	$-	123,484,043	$12,348	$18,345,012	$-	$(21,715,270)	$312,862	$(3,045,048)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(1,553,491)	$(8,653,683)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Depreciation expense	104,137	80,740
Bad debt expense	18,051	(5,619)
Amortization of deferred finance costs	-	300,098
Amortization of debt discount - fair value of warrants and beneficial conversion feature	-	2,759,821
Amortization of deferred finance costs - consulting	-	3,415,349
Common stock issued for accrued interest on convertible notes payable	-	174,913
Rent expense satisfied by reduction of nonreciprocal funds transferred balance	-	43,412
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	29,828	36,217
Decrease (increase) in inventories	1,405,324	(2,107,510)
Decrease (increase) in prepaid costs and expenses	637,000	(757,212)
Increase in accounts payable and accrued liabilities	1,747,868	718,274
Increase in customer prepaid	536,344	-
Net Cash Provided by (Used in) Operating Activities	2,925,061	(3,995,200)
Cash Flows from Investing Activities:
Capital expenditures	(5,275)	(41,340)
Other receivable	(21,232)	-
Acquisition deposits (paid) returned	(512,750)	90,047
Net Cash (Used in) provided by Investing Activities	(539,257)	48,707
Cash Flows from Financing Activities:
Proceeds from short term loans	351,206	955,209
Repayment of convertible notes payable	-	(13,875)
Repayment from related parties	-	(1,190)
Proceeds from repayment of nonreciprocal funds transferred to shareholder	-	1,722,656
Net Cash Provided by Financing Activities	351,206	2,662,800
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10,296)	33,621
Net Increase (Decrease) in Cash and Cash Equivalents	2,726,714	(1,250,072)
Cash and Cash Equivalents - Beginning of Period	61,867	1,311,939
Cash and Cash Equivalents - End of Period	$2,788,581	$61,867
Supplemental Cash Flow Information:
Interest paid	$710,153	$12,500
Income taxes paid	$-	$-
Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets purchased from related party	$-	$253,617
Supplemental Disclosures of Non-Cash Financing Activities:
Common stock issued for convertible notes principal payment	$-	$493,950
Common stock issued for convertible notes interest payment	$-	$174,912

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

Qiluo was incorporated on December 15, 2006, named “Chongqing Qiluo Industry Ltd.” under the laws of the People’s Republic of China with the purpose of engaging in the manufacture and sale of silk and silk products. Qiluo renamed to “Chongqing Qiluo Textile Co., Ltd.” On May 30, 2008, Qiluo renamed to “Chongqing Fuling Qiluo Wintus Silk Co., Ltd”. On November 4, 2009, the Company renamed to current name “Chongqing Fuling Qiluo Cocoon Silk Company, Ltd.”.

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

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,553,491 and $8,653,683, for the years ended December 31, 2009 and 2008, respectively.  The Company has an accumulated deficit of $21,715,270 at December 31, 2009.  Substantial portions of the losses are attributable to the common stock issued for consulting service, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $4,837,392 and $2,859,499 as of December 31, 2009 and 2008, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $484,349; and unpaid accrued liquidated damages penalty and default penalty are $2,107,532. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

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

During 2008, the Company received proceeds from a significant shareholder in the amount of $1,722,656 as a repayment of nonreciprocal funds transferred to this shareholder during 2007. The Company also received proceeds of short term loans totaling $351,206 and $955,209 during 2009 and 2008, respectively.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing its main raw material directly from farmers in the local neighbored area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost and increase its operating gross margin rate to 15.3% in 2009 as compared to 5.2% for the year ended December 31, 2008. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivable, accounts payable and accrued liabilities, short term loans and convertible notes.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Franklin is the United States dollar.  The functional currency of Qiluo is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates ($0.14650 and $0.14657 at December 31, 2009 and 2008, respectively).  The revenues and expenses were translated into United States dollars at average exchange rates for the period ($0.14475 and $0.14396  for the years ended December 31, 2009 and 2008, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gains or losses for the years ended December 31, 2009 and 2008.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “ Compensation- Stock Compensation”.

In addition to requiring supplemental disclosures, FASB ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the years ended December 31, 2009 and 2008.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. The Company did not incur significant research and development costs for the years ended December 31, 2009 and 2008.

Segment Information

ASC 280-10 (formerly, SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”), requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10 (formerly, SFAS No. 109, “Accounting For Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

No provision has been made for corporation income taxes due to the current loss. In addition, no future tax benefit has been calculated. According to the tax regulations of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years.

Net Loss Per Common Share

The Company has adopted ASC 260-10 (formerly, SFAS No. 128, “Earnings per Share” (“EPS”)), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - $2,792,175 and $2,792,175 and warrants – 30,360,000 and 30,360,000, at December 31, 2009 and 2008, respectively), are anti-dilutive.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB ASC is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The ASC consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the ASC.    The adoption of ASC did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting periods ending after December 15, 2009.  Adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - Inventories

 Inventories consist of the following:

	December 31, 2009	December 31, 2008
Finished Goods	$486,334	$131,684
Processed cocoons	772,211	1,857,227
Raw Materials	154,971	255,971
Work in Process	28,169	602,127
Total	$1,441,685	$2,847,009

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at December 31, 2009 and 2008.

NOTE 4 – Prepaid Costs and Expenses

Prepaid costs and expenses consist of:

	December 31, 2009	December 31, 2008
Prepayment in connection with short term loan
obtained in January 2009 (see Note 18)	$-	$439,710
Advances to personnel for future overhead costs	14,245	7,423
Advances to vendors for future overhead costs	118,339	116,460
Value added tax credits	-	208,678
Other	2,730	43
Total	$135,314	$772,314

NOTE 5 – Other Receivable

Other receivable consists of receivable of $21,232 from Chongqing Aikekaer Paint Co., Ltd. This receivable is interest free and due on demand.

NOTE 6 - Property and Equipment

Property and equipment is summarized as follows:

Fixed Assets	Estimated Useful Life	December 31, 2009	December 31, 2008
Production Equipment	10	$726,161	$726,508
Auxiliary Equipment	10	6,944	6,947
Office Equipment	3-5	26,891	23,006
Automobile	5	124,525	124,585
Furniture and Fixtures	5-7	36,606	36,624
Construction in progress		112,106	102,582
		1,033,233	1,020,252
Less: Accumulated Depreciation		237,089	132,559
		$796,144	$887,693

Depreciation expense was $104,137 and $80,740 for the years ended December 31, 2009 and 2008, respectively, of which $54,303 and $53,528 was included in cost of sales.

The Company changed its estimate of useful life for production equipment and auxiliary equipment to ten years in 2008 from five years used in 2007.  The change was based on the following: (1) the equipment at issue is traditional mechanical equipment which has a longer life than electronic equipment; (2) 10 years useful life for such equipment is used by similar companies in China and conforms to the estimated life used by the taxation authorities in China. The effect of this change in estimate in 2008 was to decrease depreciation expense, net loss, and net loss per share by $56,934, $56,934, and $0.00, respectively.

NOTE 7 - Deposits

Deposits consist of:

	December 31, 2009	December 31, 2008
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	549,393	36,643
Foreign currency translation adjustment	28,208	28,439
Total	$996,200	$483,681

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908). If the Company is unable to pay the remaining 3,574,800 RMB ($523,708) due, the Company’s total payments of 6,800,000 RMB ($996,200) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009.  As of April 15, 2010, the Company is still in negotiation with the local government to further extend the due date.

NOTE 8 - Loans Payable – Short Term

	December 31, 2009	December 31, 2008
Loans payable consist of:
Qiluo loan payable to Chongqing Aikekaer Paint Co., Ltd.
under 10,000,000 RMB ($1,458,000) credit line, interest at 6% per annum, due May 31, 2009	$-	$170,999
Qiluo loan payable to Chongqing Shi Bell Technology, Ltd.
interest at 6% per annum, due on demand	-	63,025
Qiluo loan payable to Jin Cheng Small Loans Company, Ltd.
11,000,000 RMB, interest at 18% per annum, due March 23, 2009	-	1,612,270
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	4,395,000	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(293,000)	-
Less: used by Guojing Silk, 10,000,000 RMB	(1,465,000)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	2,197,500	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total	$2,217,500	$1,866,294

On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000 translated at the December 31, 2009 exchange rate) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000). Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

As of December 31, 2009 and 2008, the accrued interest payable for short term loans totaled $51,092 and $29,581, respectively, which was included in accounts payable and accrued expenses.

NOTE 9 – Loans Payable – Related Parties

	December 31, 2009	December 31, 2008
Loans payable – related parties consist of:
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Total	$19,391	$19,391

The accrued interest payable to related party was $3,272 and $2,292 as of December 31, 2009 and 2008, respectively.

NOTE 10 - Convertible Notes Payable

	December 31, 2009	December 31, 2008
Convertible notes payable, net consist of:
Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 16).

In connection with the convertible debt, the Company recorded deferred finance costs of $4,466,334, of which $382,500 was recorded as an asset and $4,083,834 was recorded as a component of stockholders’ equity. Such deferred finance costs were being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $3,300,000 to reflect the beneficial conversion feature of the convertible debt and the fair value of the warrants. The beneficial conversion feature was recorded pursuant to ASC 470-20-30 (formerly, EITF 00-27), “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with ASC 470-20-30, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $396,753 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants of $2,903,247 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the nine months ended September 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors (see Note 19) since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823 (See Note 19).

NOTE 11 - STOCKHOLDERS’ EQUITY AND SHARE PURCHASE AGREEMENT

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

The Company issued a total of 32,354,043 shares to seven of the Purchasers as repayment of loan and loan interest during the nine months ended September 30, 2008, pursuant to the terms of the Notes (see Note 11).  The issuing price was calculated at 75% of the average of the closing bid prices of the Company’s common stock for the 5 days preceding the payment date.

NOTE 12 - Preferred Stock

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

NOTE 13 - Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - December 31, 2009 and 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of December 31, 2009 are:

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00

	30,360,000		$0.68	30,360,000	$0.68

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 14 - Related Party Transaction

During 2007, the Company received funds from and advanced funds to Xinshengxiang, one of its significant shareholders (see Note 11) for working capital purposes. As of December 31, 2007, the excess advanced payments to Xinshengxiang amounted to $2,019,685. The Company has accounted for this excess as a nonreciprocal transfer in 2007 and recorded the overpayment as a direct reduction of additional paid-in capital. Xinshengxiang repaid $1,722,656 in cash during the year ended December 31, 2008 and the Company recorded the repayments as an increase in additional paid-in capital.

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

As of December 31, 2009 and 2008, the unpaid balance of the nonreciprocal funds transferred to Xinshengxiang in 2007 is $0.

During the three months ended March 31, 2008, the Company purchased approximately 42.3 tons raw material–cocoon for $301,455 (2,198,960 RMB) at market price from Xinshengxiang.

Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000e) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000).

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

During the nine months ended September 30, 2008, the Company received funds from and advanced funds to Guojing Silk for working capital purposes. As of September 30, 2009, the excess advanced payments to Guojing Silk amounted to $498,312 (3,401,450 RMB), which was reported under the caption of “Other receivable”. During the fourth quarter of 2009, Guojing Silk repaid this receivable. As of December 31, 2009, receivable from Guojing was $0.

On March 25, 2009, Xin Shengxiang Industrial Development Co., Ltd, (“Xinshengxiang”), a major shareholder of the Company borrowed 4,000,000 RMB from Jin Cheng Small Loans Company, Ltd. (Jincheng”) and advanced the funds to the Company. The short term loan was due by November 24, 2009 and bore interest at 21.24% per annum. This loan was paid in full as of December 31, 2009.

On September 29, 2009, Mr. Dingliang Kuang (“Mr. Kuang”), the Chief Executive Officer and a major shareholder of the Company, borrowed 6,000,000 RMB from Jincheng  and advanced the funds to the Company. The short term loan was due by October 28, 2009 and bore interest at 19.44% per annum. This loan was paid in full as of December 31, 2009.

NOTE 15 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $2,788,581 and $54,531 as of December 31, 2009 and 2008.

NOTE 16 - Commitments and Contingencies

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 11), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,300) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending December 31,	Future Minimum Rent Payments
2010	$29,300
2011	29,300
2012	29,300
2013	29,300
2014	29,300
Thereafter	349,158
Total	$495,658

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 10), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $1,479,241 and $809,167 at December 31, 2009 and 2008, respectively, which was included in interest expense for the years ended December 31, 2009 and 2008 and accounts payable and accrued expenses at December 31, 2009 and 2008.

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

NOTE 17 – Legal Proceeding

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

NOTE 18 – Default on Convertible Notes Payable

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of December 31, 2009, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $484,350; and unpaid accrued liquidated damages penalty and default penalty are $2,107,532. The Company is currently negotiating with investors and seeking ways to resolve the default issue with all investors.

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with SEC on April 15, 2009) have been restated herein in order to correct an error relating to the accounting for the defaulted notes payable (see Notes 10 and 18).

In the Form 10-K filed April 15, 2009, the consolidated balance sheet at December 31, 2008 included unamortized deferred finance costs of $1,391,941 ($56,797 in assets, $1,335,144 as contra equity in stockholders’ deficit) and unamortized debt discounts of $1,078,882 (as a reduction of convertible notes payable in current liabilities) relating to these notes, which reflected amortization of these costs over the two year life of the notes. Since the Company had defaulted on the notes, thus making the obligations immediately due and payable on demand, the Company should have accelerated the amortization of the remaining unamortized deferred finance costs and debt discounts at such time. Accordingly, the consolidated financial statements at December 31, 2008 and for the year then ended included in this Form 10-K has been restated to reflect such amortization.

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

NOTE 20 – Subsequent Events

On January 22, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen and Mr. Songbai Zhong, returned RMB 30,000,000 ($4,395,000) to Shanxia Bank.

On January 29, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term loan of RMB 25,000,000 ($3,662,500) from Shanxia Bank. The loan bears interest at 7.965% per annum payable monthly. The Maturity date of this loan is January 29, 2011.

On February 9, 2010, the Company obtained a short term loan of RMB 5,000,000 ($732,500) for working capital. The loan bears interest at 7.965% per annum payable monthly. The maturity date of this loan is February 9, 2011.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is a result of our continued inability to submit final resolution to all SEC staff comments on our Report on Form 10-K for December 31, 2010.  We intend to complete this process and file such amended reports as requested or required within the months immediately following the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer/ Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2009, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In addition, we lack sufficient resources to perform the internal audit function.  In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accountant that is not our audit firm. All unexpected results are investigated. The Company is in the process of complying with SOX 404 during 2010 and will be implementing additional internal controls over accounting and financial reporting.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Dingliang Kuang	40	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our sole director and executive officers and any persons holding more than 10% of our common stock are required to file with the Commission reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 furnished to Franklin Towers, Franklin Towers is aware of none persons who during the fiscal year ended December 31, 2009 were directors, officers, or beneficial owners of more than ten percent of the common stock of Franklin Towers who fileed, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year or previously.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officers for the years ended December 31, 2009 and 2008.

Name	Title	Year	Commission	Bonus	Stock awards	Option Awards *	Non- equity Incentive plan compen- sation	Non qualified deferred compen- sation	All other Compen- sation	Total
Dingliang Kuang	President	2009	0	0	0	0	0	0	0	0
Dingliang Kuang [1]	President	2008	0	0	0	0	0	0	0	0

On March 12, 2007, Ms. Kelly Fan resigned from her positions as director, President, Chief Executive Officer, Treasurer, Chief Financial Officer of the Company. On the same date, the Board of Directors of the Company appointed Dingliang Kuang as a director and as the Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2009

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

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer;

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended December 31, 2009	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dingliang Kuang	0	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 12, 2010, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 123,484,045 shares of our common stock issued and outstanding as of April 12, 2010.

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

Xinshengxiang Industrial Development Co., Ltd. leases to Qiluo the building containing Qiluo’s offices and principal place of business. Such building has an area equal to 122,700 square feet and is located at 88 Julong Road, Lidu Economic Development Zone, Fulin, Chongqing. Qiluo leases such building pursuant to a lease agreement, dated January 28, 2007, between Qiluo, as tenant, and Xinshengxiang Industrial Development Co., Ltd., as landlord. The term of the lease is twenty years and the annual rental payment is RMB 200,000 ($29,300).

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

As of December 31, 2009 and 2008, the unpaid balance of the nonreciprocal funds transferred to Xinshengxiang in 2007 is $0.

During the three months ended March 31, 2008, the Company purchased approximately 42.3 tons raw material–cocoon for $301,455 (2,198,960 RMB) at market price from Xinshengxiang.

Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000) from Chongqing Shan Xia Bank. The loan is collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000).

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

During the nine months ended September 30, 2008, the Company received funds from and advanced funds to Guojing Silk for working capital purposes. As of September 30, 2009, the excess advanced payments to Guojing Silk amounted to $498,312 (3,401,450 RMB), which was reported under the caption of “Other receivables”. During the fourth quarter of 2009, Guojing Silk repaid the receivable. As of December 31, 2009, receivable from Guojing was $0.

On March 25, 2009, Xin Shengxiang Industrial Development Co., Ltd, (“Xinshengxiang”), a major shareholder of the Company borrowed 4,000,000 RMB from Jin Cheng Small Loans Company, Ltd. (Jincheng”) and advanced the funds to the Company. The short term loan was due by November 24, 2009 and  bore interest at 21.24% per annum. This loan was paid in full as of December 31, 2009.

On September 29, 2009, Mr. Dingliang Kuang (“Mr. Kuang”), the Chief Executive Officer and a major shareholder of the Company, borrowed 6,000,000 RMB from Jincheng  and advanced the funds to the Company. The short term loan was due by October 28, 2009 and bore interest at 19.44% per annum. This loan was paid in full as of December 31, 2009.

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

Audit Fees

Michael T. Studer CPA P.C. provided audit services to Franklin Towers in connection with its annual report for the fiscal year ended December 31, 2008. The aggregate fees billed by Michael T. Studer CPA P.C. for the audit of Franklin Towers’ annual financial statements during the fiscal year ended December 31, 2008 was $50,000 and during the fiscal year ended December 31, 2009 was $55,000.

Audit Related Fees

Michael T. Studer CPA P.C. billed no fees in 2008 or 2009 for professional services rendered to Franklin Towers that are reasonably related to the audit or review of Franklin Towers’ financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Michael T. Studer CPA P.C. billed no fees in 2008 or 2009 for professional services rendered to Franklin Towers in connection with the preparation of Franklin Towers’ tax returns for the respective periods.

All Other Fees

Michael T. Studer CPA P.C. billed no fees in 2008 or 2009 for other professional services rendered to Franklin Towers or any other services not disclosed above.

Audit Committee Pre-Approval

Franklin Towers does not have a standing audit committee. Therefore, all services provided to the Company by Michael T Studer CPA P.C., as detailed above, were pre-approved by Franklin Towers’ board of directors.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
31.1	Certification Of Chief Executive Officer/Chief Financial Officer Pursuant To Section 302(A) Of The Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	FRANKLIN TOWERS ENTERPRISES, INC.

	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer,
Chairman, and Director (Principal
Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dingliang Kuang	Director, President, Chief Executive	April 15, 2010
Name: Dingliang Kuang	Officer and Chairman