Form 10-Q
period 2010-03-31
FRANKLIN TOWERS ENTERPRISES INC
filed 2010-05-24
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding as of May 20, 2010:  123,484,043

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Consolidated Statements of Losses and Comprehensive Losses for the three months ended March 31, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Deficit for the three months March 31, 2010 (Unaudited) and the year ended December 31, 2009	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-21

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,334,060	$2,788,581
Accounts receivable - net of allowance for doubtful accounts of $23,772 and $20,631 as of March 31, 2010 and December 31, 2009 respectively	331,606	20,630
Inventories	1,605,381	1,441,685
Prepaid costs and expenses	180,016	135,314
Other receivables	1,215,823	21,232
Total Current Assets	4,666,886	4,407,442
Property and Equipment, net	750,076	796,144
Other Assets:
Deposits	996,200	996,200
Total Other Assets	996,200	996,200
TOTAL ASSETS	$6,413,162	$6,199,786

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Convertible notes payable	$2,792,175	$2,792,175
Loans payable	2,473,875	2,217,500
Accounts payable and accrued expenses	3,885,601	3,679,424
Customer prepaid	603,252	536,344
Loans payable - related parties	19,391	19,391
Total Current Liabilities	9,774,294	9,244,834

TOTAL LIABILITIES	9,774,294	9,244,834
Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	12,348	12,348
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(22,031,352)	(21,715,270)
Accumulated other comprehensive income	312,860	312,862
Total Stockholders' Deficit	(3,361,132)	(3,045,048)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,413,162	$6,199,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Restated)
Net Sales	$712,511	$398,371
Cost of Sales	(600,928)	(370,486)
Gross Profit	111,583	27,885
Operating Expenses:
Professional fees	17,024	16,629
Depreciation and amortization	10,111	9,625
Selling, general and administrative expenses	141,305	120,362
Total Operating Expenses	168,440	146,616
(Loss) From Operations	(56,857)	(118,731)
Other Income (Expenses):
Subsidy income	173,611	265,458
Interest income	802	6,457
Interest expense	(433,638)	(479,730)
Total Other (Expense)	(259,225)	(207,815)
Loss Before Income Tax	(316,082)	(326,546)
Provision for Income Tax	-	-
Net Loss	$(316,082)	$(326,546)
Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	123,484,043

Comprehensive Loss:
Net loss	$(316,082)	$(326,546)
Foreign currency translation adjustment	(2)	(2,976)
Comprehensive Loss	$(316,084)	$(329,522)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - December 31, 2008 (Restated)	-	$-	123,484,043	$12,348	$18,345,012	$(20,161,779)	$316,294	$(1,488,125)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,553,491)	-	(1,553,491)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,432)	(3,432)
Balance - December 31, 2009	-	-	123,484,043	12,348	18,345,012	(21,715,270)	312,862	(3,045,048)
Net loss for the three months ended March 31, 2010 (Unaudited)	-	-	-	-	-	(316,082)	-	(316,082)
Foreign currency translation adjustment	-	-	-	-	-	-	(2)	(2)
Balance - March 31, 2010 (Unaudited)	-	$-	123,484,043	$12,348	$18,345,012	$(22,031,352)	$312,860	$(3,361,132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March, 31
	2010	2009
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(316,082)	$(326,546)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense	26,364	22,878
Provision for doubtful accounts	3,141	929
Accrued convertible notes interest and penalties	342,042	342,041
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(314,117)	10,502
(Increase) in inventories	(163,696)	50,163
(Increase) decrease in prepaid costs and expenses	(44,702)	447,817
(Decrease) increase in accounts payable and accrued liabilities	(135,865)	59,193
Increase in customer prepaid	66,908	-
Net Cash (Used in) Provided by Operating Activities	(536,007)	606,977
Cash Flows from Investing Activities:
Capital expenditures	-	(5,272)
Proceeds from return of property	19,704	-
Other receivables	(1,194,591)	(545,388)
Acquisition deposits paid	-	(219,600)
Net Cash (Used in) Investing Activities	(1,174,887)	(770,260)
Cash Flows from Financing Activities:
Proceeds from short term loans	256,375	1,100,738
Net Cash Provided by Financing Activities	256,375	1,100,738
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(1,370)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,454,521)	936,085
Cash and Cash Equivalents - Beginning of Period	2,788,581	61,867
Cash and Cash Equivalents - End of Period	$1,334,060	$997,952

Supplemental Cash Flow Information:
Interest paid	$90,945	$146,522
Income taxes paid	$-	$-

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

Franklin Towers Enterprises, Inc. (“Franklin”) was incorporated on March 23, 2006 under the laws of the State of Nevada.

On June 19, 2007, Franklin entered into a Share Purchase Agreement with the shareholders of Chongqing Qiluo Textile Co. Ltd. (“Qiluo”), a limited liability company organized under the laws of the People’s Republic of China, whereby Franklin agreed to acquire 100% of the issued and outstanding registered capital of Qiluo for consideration of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock) (see Note 11). Upon consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin.

The acquisition was accounted for as a “reverse acquisition”, since the stockholders of Qiluo owned a majority of Franklin’s common stock immediately following the transaction. The combination of the two companies was recorded as a recapitalization of Qiluo pursuant to which Qiluo was treated as the continuing entity although Franklin was the legal acquirer. Accordingly, the Company’s historical financial statements were those of Qiluo.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Franklin (Parent) and its wholly owned subsidiary Qiluo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $316,082 and $326,546, for the three months ended March 31, 2010 and 2009, respectively.  The Company has an accumulated deficit of $22,031,352 at March 31, 2010.  Substantial portions of the losses are attributable to common stock issued for consulting services, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $5,107,408 and $4,837,392 as of March 31, 2010 and December 31, 2009, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $554,153; and unpaid accrued liquidated damages penalty and default penalty are $2,379,770. The Company is currently continuing to negotiate with investors and is seeking ways to resolve the default issue with all investors.

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

During the first quarter 2010, the Company received a $988,875 interest free loan from Chongqing Fulin State-Owned-Assets Management Co.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing more of its main raw material directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost and increase its operating gross margin rate to 15.66% in March 31, 2010 as compared to 7.00% for the three months ended March 31, 2009. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates ($0.14650 and $0.14650 at March 31, 2010 and December 31, 2009, respectively).  The revenues and expenses were translated into United States dollars at average exchange rates for the period ($0.14650 and $0.14630 for the three months ended March 31, 2010 and 2009, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three months ended March 31, 2010 and 2009.

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

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the three months ended March 31, 2010 and 2009.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. The Company did not incur significant research and development costs for the three months ended March 31, 2010 and 2009.

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

No provision has been made for corporation income taxes due to losses incurred during the periods presented. In addition, no future tax benefit has been calculated. According to the tax regulations of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years.

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per common share is the same as basic loss per share for the periods presented, as the effect of the inclusion of potentially dilutive securities ($2,792,175 convertible debt convertible into 11,168,700 and 11,168,700 shares and warrants exercisable into 30,360,000 and 30,360,000 shares, for the three months ended March 31, 2010 and 2009, respectively), was anti-dilutive.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent events disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10 –K filed April 15, 2010.

NOTE 4 - INVENTORIES

 Inventories consist of the following:
	March 31,	December 31,
	2010	2009
	(Unaudited)

Finished Goods	$304,475	$486,334
Processed cocoons	950,269	772,211
Raw Materials	147,345	154,971
Work in Process	203,292	28,169

Total	$1,605,381	$1,441,685

Finished goods consist of those silks and by products available for sale. There was no valuation allowance for inventory loss at March 31, 2010 and December 31, 2009.

NOTE 5 – PREPAID COSTS AND EXPENSES

Prepaid costs and expenses consist of:
	March 31, 2010	December 31, 2009
	(Unaudited)

Advances to personnel for future overhead costs	$87,974	$14,245
Advances to vendors for future overhead costs	92,042	118,339
Other	-	2,730
Total	$180,016	$135,314

NOTE 6 – OTHER RECEIVABLES

Other receivables consist of :
	March 31,	December 31,
	2010	2009
	(Unaudited)

Chongqing Guojing Silk Company, Ltd.	$1,177,211	$-
Chongqing Aikekaer Paint Co., Ltd.	21,232	21,232
Chongqing First Capital Investment Co., Ltd.	2,730	-
Mr. Songbai Zhong	14,650	-
Total	$1,215,823	$21,232

In February 2010, Qiluo loaned $1,177,211 (8,035,571 RMB) to Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), an entity that has pledged its assets as collateral for the Company’s bank borrowing (see Note 9). The receivable bears interest at 10% per annum and is due by December 31, 2010. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

The receivables from Chonqing Aikekaer Paint Co., Ltd. and Chongqing First Capital Investment Co., Ltd. are interest free and due on demand.

The receivable from Mr. Songbai Zhong, one of the individuals whom furnished real estate property as collateral to secure the Company’s bank borrowing (see Note 9) is interest free and due on demand.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
Fixed Assets	Estimated Useful Life	March 31, 2010	December 31, 2009
		(Unaudited)

Production Equipment	10	$726,161	$726,161
Auxiliary Equipment	10	6,944	6,944
Office Equipment	3-5	26,891	26,891
Automobile	5	124,525	124,525
Furniture and Fixtures	5-7	36,606	36,606
Construction in progress		92,402	112,106

		1,013,529	1,033,233
Less: Accumulated Depreciation		263,453	237,089

		$750,076	$796,144

Depreciation expense was $26,364 and $22,878 for the three months ended March 31, 2010 and 2009, respectively, of which $16,253 and $13,253 was included in cost of sales.

In January 2010, the Company returned unusable materials (included in construction in progress at December 31, 2009) at their cost of $19,704.

NOTE 8 - DEPOSITS

Deposits consist of:
	March 31, 2010	December 31, 2009
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	549,393	549,393
Foreign currency translation adjustment	28,208	28,208

Total	$996,200	$996,200

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908). If the Company is unable to pay the remaining 3,574,800 RMB ($523,708) due, the Company’s total payments of 6,800,000 RMB ($996,200) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009.  As of May 17, 2010, the Company is still in negotiation with the local government to further extend the due date.

NOTE 9 - LOANS PAYABLE – SHORT TERM

Loans payable consist of:	March 31, 2010	December 31, 2009
	((Unaudited)
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	$-	$4,395,000
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	-	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	-	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	-	(1,465,000)

25,000,000 RMB, interest at 7.965% per annum, due January 29, 2011	3,662,500
5,000,000 RMB, interest at 7.965% per annum, due February 9, 2011	732,500
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	(1,465,000)
Less: used by Mr. Jingshi Kuang, 5,000,000 RMB	(732,500)
Qiluo loans payable to Chongqing Shan Xia Bank, net	1,465,000	2,197,500

Qiluo loans payable to Chongqing Fulin State-Owned-Assets Management Co.
interest free, due by December 31, 2010
	988,875	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000

Total	$2,473,875	$2,217,500

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

On January 29, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen, Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term secured loan of RMB 25,000,000 ($3,662,500) from Shanxia Bank. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan. The maturity date of this loan is January 29, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

On February 9, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term loan of RMB 5,000,000 ($732,500) for working capital. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan.The maturity date of this loan is February 9, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

During the first quarter 2010, the Company received a RMB 6,750,000 ($988,875) loan from Chongqing Fulin State-Owned-Assets Management Co. The loan is interest free and due by December 31, 2010.

As of March 31, 2010 and December 31, 2009, the accrued interest payable for short term loans totaled $36,520 and $51,092, respectively, which was included in accounts payable and accrued expenses.

NOTE 10 – LOANS PAYABLE – RELATED PARTIES

Loans payable – related parties consist of:	March 31, 2010	December 31, 2009
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Total	$19,391	$19,391

The accrued interest payable to related party was $3,517 and $3,272 as of March 31, 2010 and December 31, 2009, respectively.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

	March 31,	December 31,
Convertible notes payable, net consist of:	2010	2009
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash or (b) absent an event of default, in shares of the Company’s common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon was due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

The Notes contained default events which, if triggered and not timely cured (if curable), would result in a default interest rate of 15% per annum. The Notes also contain full ratchet antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $.25 per share. In addition, the Company has to pay the Purchasers an additional amount of principal plus accrued interest if the Company is no longer listed on the Bulletin Board or sells substantially all of its assets.

As part of the financing, the Company also issued to the Purchasers an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.50 per share at any time until the fifth anniversary from the date the Registration Statement is declared effective by the Securities and Exchange Commission (“the Expiration Date”) and the Class B Warrants are exercisable at a price of $1.00 per share at any time until the Expiration Date. The warrants include a cashless exercise provision which was triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

Absent a waiver from a Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise does not result in the Purchaser beneficially owning at any one time more than 4.99% of the Company’s outstanding shares of common stock.

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement was not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 17).

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

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors (see Note 19) since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823 during the year ended December 31, 2008 (See Note 19).

NOTE 12 - STOCKHOLDERS’ EQUITY AND SHARE PURCHASE AGREEMENT

On June 19, 2007, Franklin entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the following persons: Chongqing Qiluo Textile Co. Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qiluo”); Xinshengxiang Industrial Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Xinshengxiang”); Mr. Dingliang Kuang (“Dingliang”); and Ms. Yue Kuang (“Yue,” and together with Xinshengxiang and Dingliang, the "Qiluo Shareholders"). Pursuant to the Share Purchase Agreement, Franklin agreed to acquire Qiluo at a closing held simultaneously therewith by purchasing from the Qiluo Shareholders all of their respective shares of Qiluo’s registered capital, which represent 100% of the issued and outstanding registered capital stock of Qiluo. Upon the consummation of such purchase, Qiluo became a wholly-owned subsidiary of Franklin. In consideration therefore, Franklin agreed to issue to the Qiluo Shareholders an aggregate of 5,000,000 shares of Franklin’s Series A Convertible Preferred Stock (convertible into 52,880,000 shares of common stock), which were allocated between the Qiluo Shareholders as follows: 4,750,000 shares to Xinshengxiang; 125,000 shares to Dingliang; and 125,000 shares to Yue. Each share of Series A Convertible Preferred Stock was convertible, at the option of the holder thereof, into 10.576 shares of Franklin's common stock.

In connection with the foregoing transaction, on June 19, 2007, Kelly Fan, the former President, Chief Executive Officer, Treasurer, and Director of Franklin, transferred without consideration to the Qiluo Shareholders 18,000,000 shares of the common stock of Franklin which were issued and outstanding and held by Ms. Fan. Such shares were allocated between the Qiluo Shareholders as follows: 17,100,000 shares to Xinshengxiang Industrial Development Co., Ltd.; 450,000 shares to Dingliang Kuang; and 450,000 shares to Yue Kuang. Excluding the  18,000,000 shares of common stock, there were 12,250,000 shares of common stock outstanding in the preexisting public entity prior to the Share Purchase Agreement that remained outstanding in the newly constituted company.

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

In September 2007, the Company agreed to issue an aggregate of 8,000,000 shares of its common stock valued at $9,200,000 to Bonsai Venture Partner, Ltd., a British Virgin Islands Limited company, in consideration for consulting services rendered. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and the Rule 506 promulgated thereunder. The shares issued in consideration for services rendered were valued at $9,200,000, based on the price of our stock on the date of issuance.

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

NOTE 14 - WARRANTS

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - March 31, 2010 (Unaudited), December 31, 2009 and 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of March 31, 2010 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00
	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement. The registration statement filed on December 26, 2007 is not effective as of March 31, 2010.

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 15 - RELATED PARTY TRANSACTION

Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company. On January 20, 2009, Qiluo jointly with Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), Mr. Wensheng Chen and Mr. Songbai Zhong, obtained a short term credit line in the amount of 30,000,000 RMB ($4,395,000) from Chongqing Shan Xia Bank. The loan was collateralized with the assets of Guojing Silk and real estate property of Mr. Wensheng Chen and Mr. Songbai Zhong. From this jointly acquired credit line, Qiluo received 15,000,000 RMB ($2,197,500), Guojing Silk received 10,000,000 RMB ($1,465,000), Mr. Chen received 3,000,000 RMB ($439,500), and Mr. Zhong received 2,000,000 RMB ($293,000).

In March 2009, Qiluo borrowed 31,500,000 RMB ($4,611,600) from Chongqing Guojing Silk Company, Ltd.(“Guojing Silk”) and simultaneously delivered a bank acceptance (from Shan Xia Bank) for the same amount to Guojing Silk. Under the related agreement with Shan Xia Bank, use of the 31,500,000 RMB was not permitted while the bank acceptance was outstanding. Qiluo returned the 31,500,000 RMB in September 2009.

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
On January 29, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen, Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term loan of RMB 25,000,000 ($3,662,500) from Shanxia Bank. The loan bears interest at 7.965% per annum payable monthly. The maturity date of this loan is January 29, 2011.

On February 9, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen, Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term loan of RMB 5,000,000 ($732,500) for working capital. The loan bears interest at 7.965% per annum payable monthly. The maturity date of this loan is February 9, 2011.

NOTE 16 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $1,329,372 and $2,788,581 as of March 31, 2010 and December 31, 2009.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 12), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of 200,000 Renminbi ($29,300 translated at the March 31, 2010 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending March 31,	Future Minimum Rent Payments
2011	$29,300
2012	29,300
2013	29,300
2014	29,300
2015	29,300
Thereafter	341,833

Total	$488,333

Rent expense incurred under the lease during the three months ended March 31, 2010 and 2009 charged to Selling, General and Administrative Expenses was $$7,325 and $7,325, respectively.

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 11), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $1,646,822 and $1,479,241 at March 31, 2010 and December 31, 2009, respectively.

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

NOTE 18 – LEGAL PROCEEDING

On July 28, 2008, Professional Offshore Opportunity Fund Ltd. (the “Plaintiff”) obtained a default judgment against the Company. On April 21, 2008, the Plaintiff initiated the action in the United States District Court Southern District of New York, on a claim of breach of contract and non payment on a secured convertible promissory note dated September 12, 2007, made by the Company in favor of the Plaintiff, in the principal amount of $500,000. The Plaintiff claimed approximately $671,000 in total relief, which amount includes a 15% principal charge of $75,000, accrued interest of $48,125, and liquidated damages of $37,000.

NOTE 19 – DEFAULT ON CONVERTIBLE NOTES PAYABLE

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $554,153; and unpaid accrued liquidated damages penalty and default penalty are $2,379,770. The Company is currently continuing to negotiate with investors and is seeking ways to resolve the default issue with all investors.

 NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The condensed consolidated statements of losses and comprehensive losses and condensed consolidated statements of cash flows for the three months ended March 31, 2009 (which were previously included in the Company’s Form 10-Q filed with SEC on May 20, 2009) have been restated herein in order to correct an error relating to the accounting for the defaulted notes payable (see Notes 11 and 19).

In the Form 10-Q filed May 20, 2009, the condensed consolidated statements of losses and comprehensive losses and condensed consolidated statements of cash flows for the three months ended March 31, 2009 included amortization of deferred finance costs of $31,628, amortization of fair value of warrants and beneficial conversion feature of $392,275 and amortization of deferred finance cost – consulting of $485,451 relating to the defaulted notes payable. Since the Company had defaulted on the notes, thus making the obligations immediately due and payable on demand, the Company should have accelerated the amortization of the remaining unamortized deferred finance costs and debt discounts at such time. Accordingly, the consolidated financial statements at December 31, 2008 and for the year then ended included in the Form 10-K filed on April 15, 2010 were restated to reflect such amortization.

The effect of the restatement adjustments on the condensed consolidated statement of losses for the three months ended March 31, 2009 follows:

	As Previously
	Reported	Adjustments	As Restated

(Loss) From Operations	$(118,731)	$-	$(118,731)
Other Income (Expense):
Subsidy income	265,458	-	265,458
Interest income	6,457	-	6,457
Interest expense	(1,389,085)	909,355	(479,730)
Total Other (Expense)	(1,117,170)	909,355	(207,815)
Net Loss	$(1,235,901)	$909,355	$(326,546)

Net Loss per Share - Basic and Diluted	$(0.01)	$0.01	$(0.00)

Comprehensive Loss:
Net loss	$(1,235,901)	$909,355	$(326,546)
Foreign currency translation adjustment	(2,976)	-	(2,976)
Comprehensive Loss	$(1,238,877)	$909,355	$(329,522)

The effect of the restatement adjustments on the condensed consolidated statement of cash flows for the three months ended March 31, 2009 follows:

	As Previously
	Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net Loss	$(1,235,901)	$909,355	$(326,546)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Depreciation expense	22,878		22,878
Provision for doubtful accounts	929		929
Amortization of deferred finance costs	31,628	(31,628)	-
Amortization of debt discount - fair value of warrants and beneficial conversion feature	392,275	(392,275)	-
Amortization of deferred finance costs - consulting	485,451	(485,451)	-
Accrued convertible notes interest and penalties	342,042	(1)	342,041
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable	10,502		10,502
Decrease in inventories	50,163		50,163
Decrease (increase) in prepaid costs and expenses	447,817		447,817
Increase in accounts payable and accrued liabilities	59,193		59,193
Net Cash (Used in) Provided by Operating Activities	$606,977	$-	$606,977

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q and the Form 10-K filed on April 15, 2010. Although Qiluo is a subsidiary of Franklin, the acquisition of Qiluo by Franklin that was consummated on June 19, 2007 has been treated as a reverse merger of Qiluo. This means that Qiluo is the continuing entity for financial reporting purposes.

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908).  If the Company is unable to pay the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($996,200) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009. As of the date of this filing, the Company was unable to pay this balance due. The Company is in negotiation with the local government to further extend the due date.

The acquisition of certain assets of Zhengzhong Silkworm Industrial Development Co., Ltd. from Fuling Municipal Government will not be consummated until the Company has made the full payment. Nevertheless, the Company started to use those cocoon stations and to purchase cocoon directly from local farmers commencing in the second quarter of 2008. However, there is no assurance that the Company will raise sufficient funds to complete this acquisition.

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

Results of Operations

Comparison of Sales for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
Sales in US dollars	2010	2009

Silk	$631,835	$257,961
Cocoons	-	33,565
By products and others	80,676	106,845
Total sales	$712,511	$398,371

Net Sales

Our net sales increased $314,140, or 79% to $712,511 in the first quarter 2010 from $398,371 in the first quarter 2009.  The Company sold 21.60 tons of silk during the three months ended March 31, 2010, an increase of 8.84 tons, compared to 12.76 tons during the same period of 2009. The revenue from sale of silk was $631,835 in the first quarter 2010, an increase of $373,874, or 145% as compared to $257,961 for the three months ended March 31, 2009.

The cocoon is a raw material for production of silk. There were no cocoon sales in the first quarter of 2010 due to seasonality.

Gross Profit

Comparison of Gross Profit for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009

Net sales	$712,511	$398,371
Cost of sales	(600,928)	(370,486)
Gross profit	$111,583	$27,885
Gross profit margin rate	15.66%	7.00%

Gross profit for the three months ended March 31, 2010 and 2009 was $111,583 and $27,885, respectively. The gross profit margin rate increased 8.66 percentage points to 15.66% in the first quarter 2010 from 7% in the first quarter 2009. This improvement reflects the improvement of silk market conditions and is also the result of our contemplated acquisition of Zhengzhong (see Plan of Operation). The Company started to use its exclusive right through acquired assets of Zhengzhong to purchase cocoons directly from local farmers commencing in the spring cocoon season of 2008. As a result, the Company had better quality and lower cost cocoons.

(Loss) from Operations

Comparison of (Loss) from Operations for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009

Gross profit	$111,583	$27,885

Professional fees	17,024	16,629
Depreciation and amortization	10,111	9,625
Selling expenses	16,815	10,127
Cocoon station costs	-	18,088
Other general and administrative expenses	124,490	92,147
Total operating expenses	168,440	146,616
(Loss) from operations	$(56,857)	$(118,731)

Loss from operations for the three months ended March 31, 2010 was $56,857, an improvement of $61,874, as compared to loss from operations of $118,731 for the three months ended March 31, 2009.

Total operating expenses were $168,440, an increase of $21,824, or 15%, as compared to $146,616 for the three months ended March 31, 2009. The increase was primarily due to the increase in other general and administrative expenses.

Other general and administrative expenses consist of expenses relating to our back office and general and administrative expenses relating to our cocoon stations. Other general and administrative expenses increased $32,343 to $124,490 in the first quarter 2010 from $92,147 in the same quarter 2009. The increase was primarily attributable to the cost in connection with the application of government subsidy.

Other Expenses, Net

Comparison of Other Expenses, net for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009

Subsidy income	$173,611	$265,458
Interest income	802	6,457
Interest expense	(433,638)	(479,730)
Other Expenses, net	$(259,225)	$(207,815)

Total other expenses, net were $259,225 for the three months ended March 31, 2010, an increase of $51,410 as compared to $207,815 for the three months ended March 31, 2009. The Company received $173,611 and $265,458 net subsidy from local Chinese government during the three months ended March 31, 2010 and 2009, respectively. These government subsidies were in connection with the purchase of cocoons and as an incentive for technology innovation. Part of these subsidies will pass through to the farmers who produced the cocoons when we purchase the cocoons from farmers.

Interest expenses consist of interest paid for short term loans and accrued loan interest expense and default penalties in connection with the defaulted convertible notes. Accrued loan interest and default penalties totaled $342,042 and $342,042 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had $1,334,060 and $2,788,581 in cash, respectively. The cash balance at December 31, 2009 was prepared for repayment of the Shangxia bank loan which was due by January 19, 2010. We believe that such funds will not be sufficient to effectuate our plans with respect to the business over the next twelve months. We will need to seek additional capital for our operations.

The major sources of the Company’s liquidity for its operations were cash generated from operations and short term loans from banks and other entities.

Net cash used in operating activities was $536,007 for the three months ended March 31, 2010, compared to net cash provided by operating activities of $606,977 during the three months ended March 31, 2010. This was mainly due to increases in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $1,174,887 and $770,260 during the three months ended March 31, 2010 and 2009, respectively. The Company loaned $1,194,591 to various entities and individuals, in particular, $1,177,211 to Guojing Silk Ltd, an entity controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and Chief Executive of the Company. The Company received $19,704 from the return of property during the three months ended March 31, 2010. As comparison, during the three months ended March 31, 2009, the Company loaned $545,388 to various entities and individuals, spent $5,272 on equipment and paid $$219,600 in connection with the purchase of Zhengzhong.

The Company received $256,375 and $1,100,738 from short term loans for the three months ended March 31, 2010 and 2009, respectively.

Short Term Loans Payable

	March 31,	December 31,
Loans payable consist of:	2010	2009
	((Unaudited)

Qiluo loans payable to Chongqing Shan Xia Bank

30,000,000 RMB, interest at 10% per annum, due January 19, 2010	$-	$4,395,000
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	-	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	-	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	-	(1,465,000)

25,000,000 RMB, interest at 7.965% per annum, due January 29, 2011	3,662,500
5,000,000 RMB, interest at 7.965% per annum, due February 9, 2011	732,500
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	(1,465,000)
Less: used by Mr. Jingshi Kuang, 5,000,000 RMB	(732,500)
Qiluo loans payable to Chongqing Shan Xia Bank, net	1,465,000	2,197,500

Qiluo loans payable to Chongqing Fulin State-Owned-Assets Management Co.
interest free, due by December 31, 2010
	988,875	-
Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000

Total	$2,473,875	$2,217,500

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

On January 29, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen, Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term secured loan of RMB 25,000,000 ($3,662,500) from Shanxia Bank. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan. The maturity date of this loan is January 29, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

On February 9, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term loan of RMB 5,000,000 ($732,500) for working capital. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan.The maturity date of this loan is February 9, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

During the first quarter 2010, the Company received a RMB 6,750,000 ($988,875) loan from Chongqing Fulin State-Owned-Assets Management Co. The loan is interest free and due by December 31, 2010.

As of March 31, 2010 and December 31, 2009, the accrued interest payable for short term loans totaled $36,520 and $51,092, respectively, which was included in accounts payable and accrued expenses.

Loans Payable to Related Parties

	March 31,	December 31,
Loans payable – related parties consist of:	2010	2009
	(Unadited)

Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Total	$19,391	$19,391

The accrued interest payable to related party was $3,517 and $3,272 as of March 31, 2010 and December 31, 2009, respectively.

Convertible Notes Payable

	March 31,	December 31,
Convertible notes payable, net consist of:	2010	2009
	(Unaudited)

Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)

Discount on beneficial conversion feature	(396,753)	(396,753)

Less accumulated amortization	3,300,000	3,300,000

Unamortized debt discounts	-	-

Repayment of convertible notes	(507,825)	(507,825)

Convertible notes payable, net	$2,792,175	$2,792,175

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

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash or (b) absent an event of default, in shares of the Company’s common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon was due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $0.25 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

The Notes contained default events which, if triggered and not timely cured (if curable), would result in a default interest rate of 15% per annum. The Notes also contain full ratchet antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $.25 per share. In addition, the Company has to pay the Purchasers an additional amount of principal plus accrued interest if the Company is no longer listed on the Bulletin Board or sells substantially all of its assets.

As part of the financing, the Company also issued to the Purchasers an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.50 per share at any time until the fifth anniversary from the date the Registration Statement is declared effective by the Securities and Exchange Commission (“the Expiration Date”) and the Class B Warrants are exercisable at a price of $1.00 per share at any time until the Expiration Date. The warrants include a cashless exercise provision which was triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

Absent a waiver from a Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise does not result in the Purchaser beneficially owning at any one time more than 4.99% of the Company’s outstanding shares of common stock.

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement was not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The registration statement has not yet been declared effective (see Note 17).

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

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors (see Note 19) since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823 during the year ended December 31, 2008 (See Note 19).

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $316,082 and $326,546, for the three months ended March 31, 2010 and 2009, respectively.  The Company has an accumulated deficit of $22,031,352 at March 31, 2010.  Substantial portions of the losses are attributable to common stock issued for consulting services, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $5,107,408 and $4,837,392 as of March 31, 2010 and December 31, 2009, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $554,153; and unpaid accrued liquidated damages penalty and default penalty are $2,379,770. The Company is currently continuing to negotiate with investors and is seeking ways to resolve the default issue with all investors.

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

During the first quarter 2010, the Company received a $988,875 interest free loan from Chongqing Fulin State-Owned-Assets Management Co.

The Company has undertaken further steps as part of a plan to improve operations and to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to reduce its cost of goods sold by purchasing more main raw material directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helping the Company to reduce its raw material - cocoon cost and increase its operating gross margin rate to 15.66% in March 31, 2010 as compared to 7.00% for the three months ended March 31, 2009. However, there can be no assurance that the Company will be able to raise enough funds to complete the acquisition of “Zhengzhong” and to accomplish these objectives, and it is uncertain whether the Company will achieve a profitable level of operations or be able to obtain additional financing.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent events disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

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

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of March 31, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $554,153; and unpaid accrued liquidated damages penalty and default penalty are $2,379,770. The Company is currently continuing to negotiate with investors and is seeking ways to resolve the default issue with all investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

See Part II – Item 1. above.

Item 4.  Removed and Reserved.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: May 21, 2010	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)