Form 10-Q
period 2010-06-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2010-08-23
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding as of August 23, 2010:  123,484,043

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Consolidated Statements of Losses and Comprehensive Losses for the three and six months ended June 30, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2010 (Unaudited) and the year ended December 31, 2009	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-24

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$566,851	$2,788,581
Accounts receivable - net of allowance for doubtful accounts of $35,552 and $20,631 as of June 30, 2010 and December 31, 2009 respectively	445,463	20,630
Inventories	844,526	1,441,685
Prepaid costs and expenses	359,197	135,314
Other receivables	1,441,114	21,232
Restricted cash relating to bank acceptance payable	737,788	-
Total Current Assets	4,394,939	4,407,442
Property and Equipment, net	728,651	796,144

Other Assets:
Deposits	-	996,200
Total Other Assets	-	996,200
TOTAL ASSETS	$5,123,590	$6,199,786

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank acceptance payable to related party	$1,475,000	$-
Convertible notes payable	2,792,175	2,792,175
Loans payable - short term	20,000	2,217,500
Accounts payable and accrued expenses	3,938,381	3,260,596
Customer prepaid	337,500	536,344
Loans payable - related parties	21,257	19,391
Total Current Liabilities	8,584,313	8,826,006

TOTAL LIABILITIES	8,584,313	8,826,006
Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	12,348	12,348
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(22,135,814)	(21,296,442)
Accumulated other comprehensive income	317,731	312,862
Total Stockholders' Deficit	(3,460,723)	(2,626,220)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,123,590	$6,199,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Net Sales	$1,110,585	$2,485,527	$1,823,096	$2,883,898
Cost of Sales	1,202,532	2,280,552	1,803,460	2,651,038
Gross Profit (Loss)	(91,947)	204,975	19,636	232,860
Operating Expenses:
Professional fees	13,431	17,365	30,455	33,994
Depreciation and amortization	10,084	10,088	20,195	19,713
Selling, general and administrative expenses	110,235	128,050	251,540	248,412
Total Operating Expenses	133,750	155,503	302,190	302,119
Loss From Operations	(225,697)	49,472	(282,554)	(69,259)
Other Income (Expenses):
Subsidy income	-	440,664	173,611	706,122
Interest income	1,419	356	2,221	6,813
Interest expense	(368,817)	(506,483)	(732,650)	(916,409)
Total Other (Expense)	(367,398)	(65,463)	(556,818)	(203,474)
Loss Before Income Tax	(593,095)	(15,991)	(839,372)	(272,733)
Provision for Income Tax	-	-	-	-
Net Loss	$(593,095)	$(15,991)	$(839,372)	$(272,733)
Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	123,484,043	123,484,043	123,484,043

Comprehensive Loss:
Net loss	$(593,095)	$(15,991)	$(839,372)	$(272,733)
Foreign currency translation adjustment	4,871	2	4,869	(2,974)
Comprehensive Loss	$(588,224)	$(15,989)	$(834,503)	$(275,707)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid - in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance - December 31, 2008 (Restated)	-	$-	123,484,043	$12,348	$18,345,012	$(20,022,170)	$316,294	$(1,348,516)
Net loss for the year ended December 31, 2009 (Restated)	-	-	-	-	-	(1,274,272)	-	(1,274,272)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,432)	(3,432)
Balance - December 31, 2009 (Restated)	-	-	123,484,043	12,348	18,345,012	(21,296,442)	312,862	(2,626,220)
Net loss for the six months ended June 30, 2010 (Unaudited)	-	-	-	-	-	(839,372)	-	(839,372)
Foreign currency translation adjustment (Unaudited)	-	-	-	-	-	-	4,869	4,869
Balance - June 30, 2010 (Unaudited)	-	$-	123,484,043	$12,348	$18,345,012	$(22,135,814)	$317,731	$(3,460,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(839,372)	$(272,733)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Interest earned on restricted cash	(288)	-
Depreciation expense	52,729	46,112
Provision for doubtful accounts	14,680	8,172
Accrued convertible notes interest and penalties	544,474	544,475
Changes in operating assets and liabilities:
Increase in accounts receivable	(439,754)	(191,227)
Decrease in inventories	597,159	810,084
(Increase) decrease in prepaid costs and expenses	(223,883)	373,343
Increase in accounts payable and accrued liabilities	133,311	16,982
(Decrease) increase in customer prepaid	(198,844)	1,016,660
Net Cash (Used in) Provided by Operating Activities	(359,788)	2,351,868
Cash Flows from Investing Activities:
Capital expenditures	-	(5,272)
Proceeds from sale of property	19,704	-
Acquisition deposits paid	-	(512,400)
Advance made by Company to related parties	(682,382)	(3,554,977)
Net Cash (Used in) Investing Activities	(662,678)	(4,072,649)
Cash Flows from Financing Activities:
Proceeds of short term loan later offset in lieu of return of acquisition deposit	995,625	-
(Repayment) proceeds of short term loans	(2,197,500)	2,023,058
Deposit made by Company into restricted cash account to secure bank acceptances payable	(737,500)	(4,611,600)
Advance from related party to fund bank acceptances payable	737,500	4,611,600
Advance from other related party	1,866	-
Net Cash (Used in) Provided by Financing Activities	(1,200,009)	2,023,058
Effect of Exchange Rate Changes on Cash and Cash Equivalents	745	(3,189)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,221,730)	299,088
Cash and Cash Equivalents - Beginning of Period	2,788,581	61,867
Cash and Cash Equivalents - End of Period	$566,851	$360,955

Supplemental Cash Flow Information:
Interest paid	$186,874	$370,632
Income taxes paid	$-	$-

Noncash Investing and Financing Activities
Loans payable - short term authorized by lender as offset for acquisition deposit (Note 9)	$995,625	$-

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

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $839,372 and $272,733, for the six months ended June 30, 2010 and 2009, respectively.  The Company has an accumulated deficit of $22,135,814 at June 30, 2010. Substantial portions of the losses are attributable to common stock issued for consulting services, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $4,189,374 and $4,418,564 as of June 30, 2010 and December 31, 2009, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $623,957; and unpaid accrued liquidated damages penalty and default penalty are $2,093,570.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the noteholders which was agreed to and signed by 9 of 11 noteholders. The 9 noteholders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes.

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

In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625) that the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company has undertaken further steps as part of a plan to improve operations. The Company planned to reduce its cost of goods sold by purchasing more of its main raw material – cocoon directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 9), thereby helped the Company to reduce its raw material - cocoon cost and increase its operating gross margin rate to 15.66% in March 31, 2010 as compared to 7.00% for the three months ended March 31, 2009. However, the Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” assets in May 2010. The Company now has to purchase cocoon from third parties with increased prices. This will have a material impact on the profitability of the Company. The Company had a negative gross margin due to 32% increase in cocoon price during the second quarter of 2010. The Company is currently in negotiation with the Fulin Government for the return of the rights related to the Zhengzhong cocoon station operations. However, there can be no assurance that the Company will be able to re-obtain the rights.

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

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates ($0.14750 and $0.14650 at June 30, 2010 and December 31, 2009, respectively). The revenues and expenses were translated into United States dollars at average exchange rates for the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There were no material foreign currency transaction gains or losses for the six months ended June 30, 2010 and 2009.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation- Stock Compensation”.

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

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the six months ended June 30, 2010 and 2009.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. The Company did not incur significant research and development costs for the six months ended June 30, 2010 and 2009.

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share for the periods presented, as the effect of the inclusion of potentially dilutive securities ($2,792,175 convertible debt convertible into 11,168,700 and 11,168,700 shares and warrants exercisable into 30,360,000 and 30,360,000 shares, for the six months ended June 30, 2010 and 2009, respectively), was anti-dilutive.

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

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three and six month period ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

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

NOTE 4 - INVENTORIES

 Inventories at June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Finished Goods	$127,228	$486,334
Processed cocoons	553,995	772,211
Raw Materials	152,828	154,971
Work in Process	64,469	28,169
Reserve for obsolete inventory	(53,994)	-
Total	$844,526	$1,441,685

Finished goods consist of those silks and by products available for sale. The valuation allowance for inventory loss at June 30, 2010 and December 31, 2009 was $53,994 and $0, respectively.

NOTE 5 – PREPAID COSTS AND EXPENSES

Prepaid costs and expenses at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)

Advances to personnel for future overhead costs	$143,531	$14,245
Advances to vendors for future overhead costs	215,666	118,339
Other	-	2,730
Total	$359,197	$135,314

NOTE 6 – OTHER RECEIVABLES

Other receivables at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)

Chongqing Guojing Silk Company, Ltd.	$1,416,988	$-
Chongqing Aikekaer Paint Co., Ltd.	21,377	21,232
Chongqing First Capital Investment Co., Ltd.	2,749	-
Total	$1,441,114	$21,232

As of June 30, 2010, the net amount that Qiluo loaned to Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), an entity that has pledged its assets as collateral for the Company’s bank borrowing (see Note 7 and 10) was $1,416,988. The receivable bears interest at 10% per annum and is due by December 31, 2010. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

The receivables from Chonqing Aikekaer Paint Co., Ltd. and Chongqing First Capital Investment Co., Ltd. are interest free and due on demand.

NOTE 7 - RESTRICTED CASH RELATING TO BANK ACCEPTANCE PAYABLE

On May 13, 2010, Qiluo borrowed $737,500 (5,000,000 RMB) from Guojing Silk and simultaneously delivered a bank acceptance (from Chongqing Shan Xia Bank) for $1,475,000 (10,000,000 RMB) to Guojing Silk due by November 13, 2010. The Company deposited $737,500 into the Shan Xia Bank to secure the payment of the bank acceptance. The use of the $737,500 deposit is not permitted while the bank acceptance is outstanding. Accordingly, $737,500 together with interest income of $288 was reported under the caption “restricted cash relating to bank acceptance payable” in the current assets and $1,475,000 was reported under the caption of “bank acceptance payable” in the current liabilities, respectively. The purpose of this arrangement is to encourage and nurture the Company’s relationship with Chongqing Shan Xia Bank.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 is summarized as follows:
Fixed Assets	Estimated Useful Life	June 30, 2010	December 31, 2009
		(Unaudited)
Production Equipment	10	$731,118	$726,161
Auxiliary Equipment	10	6,991	6,944
Office Equipment	3-5	27,075	26,891
Automobile	5	125,375	124,525
Furniture and Fixtures	5-7	36,856	36,606
Construction in progress		93,032	112,106
		1,020,447	1,033,233
Less: Accumulated Depreciation		291,796	237,089
		$728,651	$796,144

Depreciation expense was $52,729 and $46,112 for the six months ended June 30, 2010 and 2009, respectively, of which $32,534 and $26,399 was included in cost of sales.

In January 2010, the Company returned unusable materials (included in construction in progress at December 31, 2009) at their cost of $19,704.

NOTE 9 - DEPOSITS

Deposits at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	549,393	549,393
Offset of loan from Chongqing Fulin State-Owned Assets Management (see Note 10) against amount due from Zhengzhong	(995,625)	-
Foreign currency translation adjustment	27,633	28,208
Total	$-	$996,200

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908). If the Company is unable to pay the remaining 3,574,800 RMB ($523,708) due, the Company’s total payments of 6,750,000 RMB ($996,250) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009. In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625) that the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company is currently in negotiation with the Fulin Government for the return of the rights related to the Zhengzhong cocoon station operations. However, there can be no assurance that the Company will be able to re-obtain the rights.

NOTE 10 - LOANS PAYABLE – SHORT TERM

Loans payable consist of:	June 30, 2010	December 31, 2009
	((Unaudited)

Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	$-	$4,395,000
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	-	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	-	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	-	(1,465,000)

25,000,000 RMB, interest at 7.965% per annum, due January 29, 2011	3,687,500	-

5,000,000 RMB, interest at 7.965% per annum, due February 9, 2011	737,500	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(442,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(295,000)	-
Less: used by Guojing Silk, 20,000,000 RMB	(2,950,000)	-
Less: used by Mr. Jingshi Kuang, 5,000,000 RMB	(737,500)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	-	2,197,500

Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total	$20,000	$2,217,500

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

Pursuant to a Loan Agreement that provides for a 40,000,000 RMB ($5,900,000) Line of Credit that expires November 26, 2011 (30,000,000 RMB - $4,425,000 for working capital; and 10,000,000 RMB - $1,475,000 acceptance financing/requiring 50% collateral security) on January 29, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen, Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term secured loan of RMB 25,000,000 ($3,675,000) from Shanxia Bank. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan. The maturity date of this loan is January 29, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

On February 9, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term loan of RMB 5,000,000 ($737,500) for working capital. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan. The maturity date of this loan is February 9, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

During the second quarter 2010, the Company reached agreement with Guojing, in principle, to transfer $1,475,000 (10,000,000 RMB), its remaining allocated portion of the short term loan, effective July 1, 2010 to Guojing. The purpose of making the transfer was due to significant reductions in the Company’s business caused by a recession in the Silk industry. According to the terms of the Loan Agreement, the Company remains primarily responsible to the lender for the loans taken under the Line of Credit, which aggregated 30,000,000 RMB ($4,425,000), no matter how the proceeds of the loans have been allocated among the Company and the other parties/guarantors of the loan.

During the first quarter 2010, the Company received a RMB 6,750,000 ($988,875) loan from Chongqing Fulin State-Owned-Assets Management Co. The loan is interest free and due by December 31, 2010. In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625) was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so  in the second quarter of 2010.

As of June 30, 2010 and December 31, 2009, the accrued interest payable for short term loans totaled $33,535 and $22,634, respectively, which was included in accounts payable and accrued expenses.

NOTE 11 – LOANS PAYABLE – RELATED PARTIES

	June 30, 2010	December 31, 2009
	(Unaudited)
Loans payable – related parties consist of:

Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Due to Xin Shengxiang, non-interest bearing, due on demand	1,866	-
Total	$21,257	$19,391

The accrued interest payable to related party was $3,762 and $3,272 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 12 - CONVERTIBLE NOTES PAYABLE

	June 30,	December 31,
Convertible notes payable, net consist of:	2010	2009
	(Unaudited)

Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

The Notes contained default events which, if triggered and not timely cured (if curable), would result in a default interest rate of 15% per annum. The Notes also contain full ratchet anti-dilution provisions with respect to certain securities issuances, including the issuances of stock for less than $.25 per share. In addition, the Company has to pay the Purchasers an additional amount of principal plus accrued interest if the Company is no longer listed on the Bulletin Board or sells substantially all of its assets.

As part of the financing, the Company also issued to the Purchasers an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.50 per share at any time until the fifth anniversary from the date the Registration Statement is declared effective by the Securities and Exchange Commission (“the Expiration Date”) and the Class B Warrants are exercisable at a price of $1.00 per share at any time until the Expiration Date. The warrants include a cashless exercise provision which was triggered after March 12, 2008 as well as “full ratchet” anti-dilution provisions with respect to certain securities issuances.

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

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors (see Note 19) since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823 during the year ended December 31, 2008.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the noteholders which was agreed to and signed by 9 of 11 noteholders. The 9 noteholders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes.

Among other things, the Term Sheet provides for the reduction of the balance of the Notes ($2,792,175 at June 30, 2010) to $2,500,000 and the waiver of the related accrued interest ($623,957 at June 30, 2010) and penalties ($2,093,570 at June 30, 2010). The restated Notes are to bear interest at 6%, payable monthly in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. The principal of the restated Notes are to be repaid in 21 monthly installments commencing 3 months following the amendment, payable in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. Also, the Term Sheet provides for the reduction of the exercise price of the 13,200,000 Class A Common Stock Purchase Warrants from $0.50 per share to $0.10 per share. If effectuated, the gain from the restructuring will be reduced by any increase in the fair value of the warrants.

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

In September 2007, the Company agreed to issue an aggregate of 8,000,000 shares of its common stock valued at $9,200,000 to Bonsai Venture Partner, Ltd., a British Virgin Islands Limited company, in consideration for consulting services rendered. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and the Rule 506 promulgated there under. The shares issued in consideration for services rendered were valued at $9,200,000, based on the price of our stock on the date of issuance.

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

NOTE 15 - WARRANTS

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25
Outstanding - June 30, 2010 (Unaudited), December 31, 2009 and 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of June 30, 2010 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00
	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement. The registration statement filed on December 26, 2007 is not effective as of June 30, 2010.

The significant assumptions used to determine the fair values of the warrants, using a Black-Scholes option pricing model, were as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11%
Expected stock price volatility	93.95%
Expected dividend payout	-
Expected option life-years	5

NOTE 16 - RELATED PARTY TRANSACTION

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

In March 2009, Qiluo borrowed 31,500,000 RMB ($4,611,600) from Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”) and simultaneously delivered a bank acceptance (from Shan Xia Bank) for the same amount to Guojing Silk. Under the related agreement with Shan Xia Bank, use of the 31,500,000 RMB was not permitted while the bank acceptance was outstanding. Qiluo returned the 31,500,000 RMB in September 2009.

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

On May 13, 2010, Qiluo borrowed $737,500 (5,000,000 RMB) from Guojing Silk and simultaneously delivered a bank acceptance (from Chongqing Shan Xia Bank) for $1,475,000 (10,000,000 RMB) to Guojing Silk due by November 13, 2010.

During the second quarter 2010, the Company reached agreement with Guojing, in principle, to transfer $1,475,000 (10,000,000 RMB), its remaining allocated portion of the short term loan, effective July 1, 2010 to Guojing. The purpose of making the transfer was due to significant reductions in the Company’s business caused by a recession in the Silk industry. According to the terms of the Loan Agreement, the Company remains primarily responsible to the lender for the loans taken under the Line of Credit, which aggregated 30,000,000 RMB ($4,425,000), no matter how the proceeds of the loans have been allocated among the Company and the other parties/guarantors of the loan.

NOTE 17 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $566,516 and $2,788,581 as of June 30, 2010 and December 31, 2009.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 16), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of RMB 200,000 ($29,500 translated at the June 30, 2010 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending June 30 ,	Future Minimum Rent Payments
2011	$29,500
2012	29,500
2013	29,500
2014	29,500
2015	29,500
Thereafter	336,791

Total	$484,291

Rent expense incurred under the lease during the six months ended June 30, 2010 and 2009 charged to Selling, General and Administrative Expenses was $$16,848 and $14,645, respectively.

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 12), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007; the registration statement has not yet been declared effective. Accordingly, the Company has accrued liquidated damages of $1,814,353 and $1,479,241 at June 30, 2010 and December 31, 2009, respectively.

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

NOTE 20 – DEFAULT ON CONVERTIBLE NOTES PAYABLE

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $623,957; and unpaid accrued liquidated damages penalty and default penalty are $2,093,570.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the noteholders which was agreed to and signed by 9 of 11 noteholders. The 9 noteholders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes.

Among other things, the Term Sheet provides for the reduction of the balance of the Notes ($2,792,175 at June 30, 2010) to $2,500,000 and the waiver of the related accrued interest ($623,957 at June 30, 2010) and penalties ($2,093,570 at June 30, 2010). The restated Notes are to bear interest at 6%, payable monthly in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. The principal of the restated Notes are to be repaid in 21 monthly installments commencing 3 months following the amendment, payable in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. Also, the Term Sheet provides for the reduction of the exercise price of the 13,200,000 Class A Common Stock Purchase Warrants from $0.50 per share to $0.10 per share. If effectuated, the gain from the restructuring will be reduced by any increase in the fair value of the warrants.

NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The consolidated balance sheet at December 31, 2009 (which was previously included in the Company’s Form 10-K filed with the SEC on April 15, 2010) and the condensed consolidated statements of losses and comprehensive losses and condensed consolidated statements of cash flows for the three and six months ended June 30, 2009 (which were previously included in the Company’s Form 10-Q filed with SEC on August 18, 2009) have been restated herein in order to correct errors relating to (1) the accrual of post-default interest on the convertible Notes and (2) the amortization of deferred finance costs and debt discounts relating to the defaulted convertible Notes. (See Notes 12 and 20).

In the Form 10-K filed April 15, 2010 and in earlier post-default SEC filings commencing with the quarterly period ended September 30, 2008, the Company accrued interest on the defaulted convertible Notes at a default rate of 25% (rather than the specified default rate of 15%).

In the Form 10-Q filed August 18, 2009, the condensed consolidated statements of losses and comprehensive losses and condensed consolidated statements of cash flows for the three and six months ended June 30, 2009 included amortization of deferred finance costs of $19,034 and $50,662, respectively, amortization of fair value of warrants and beneficial conversion feature of $380,763 and $773,038 and amortization of deferred finance cost – consulting of $ $471,204 and $956,655 relating to the defaulted notes payable. Since the Company had defaulted on the notes in July 2008, thus making the obligations immediately due and payable on demand, the Company should have accelerated the amortization of the remaining unamortized deferred finance costs and debt discounts at such time and ceased any amortization thereafter.

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2009 follows:

	As Previously Reported		Adjustments	As Restated

Total Assets	$6,199,786		$-	$6,199,786

Accounts payable and accrued expenses	$3,679,424	(1)	(418,828)	$3,260,596
Other current liabilities	5,565,410		-	5,565,410
Total Current Liabilities and Total Liabilities	9,244,834		(418,828)	8,826,006

Common stock	12,348		-	12,348
Additional paid in capital	18,345,012		-	18,345,012
Accumulated deficit	(21,715,270	) (1)	418,828	(21,296,442)
Accumulated other comprehensive income	312,862		-	312,862
Total stockholder's deficit	(3,045,048)		418,828	(2,626,220)
Total Liabilities and Stockholders' Deficit	$6,199,786		$-	$6,199,786

(1) to adjust default interest payable at December 31, 2009 based on 15% rate (rather than 25% rate).

The effect of the restatement adjustments on the condensed consolidated statement of loss and comprehensive loss for the three months ended June 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated

Income From Operations	$49,472		$-	$49,472
Other Income (Expense):
Subsidy income	440,664		-	440,664
Interest income	356		-	356
Interest expense	(1,447,289	) (1)	69,805	(506,483)
		(2)	871,001
Total Other (Expense)	(1,006,269)		940,806	(65,463)
Net Loss	$(956,797)		$940,806	$(15,991)
Net Loss Per Share - Basic and Diluted	$(0.01)		$0.01	$(0.00)
Comprehensive Loss:
Net loss	$(956,797)		$940,806	$(15,991)
Foreign currency translation adjustment	2		-	2
Comprehensive Loss:	$(956,795)		$940,806	$(15,989)

(1) to adjust three months ended June 30, 2009 accrued default interest  to proper rate of  15% (rather than 25%).
(2) to adjust amortization of unamortized deferred finance costs and debt discounts wrote off at December 31, 2008.

The effect of the restatement adjustments on the condensed consolidated statement of loss and comprehensive loss for the six months ended June 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated

Loss From Operations	$(69,259)		$-	$(69,259)
Other Income (Expense):
Subsidy income	706,122		-	706,122
Interest income	6,813		-	6,813
Interest expense	(2,836,374	) (1)	139,609	(916,409)
		(2)	1,780,356	-
Total Other (Expense)	(2,123,439)		1,919,965	(203,474)
Net Loss	$(2,192,698)		$1,919,965	$(272,733)
Net Loss Per Share - Basic and Diluted	$(0.02)		$0.02	$(0.00)
Comprehensive Loss:
Net loss	$(2,192,698)		$1,919,965	$(272,733)
Foreign currency translation adjustment	(2,974)		-	(2,974)
Comprehensive Loss:	$(2,195,672)		$1,919,965	$(275,707)

(1) to adjust six months ended June 30, 2009 accrued default interest to proper rate of 15% (rather than 25%).
(2) to adjust amortization of unamortized deferred finance costs and debt discounts wrote off at December 31, 2008.

The effect of the restatement adjustments on the condensed consolidated statement of cash flows for the six months ended June 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated
Cash Flows from Operating Activities:
Net Loss	$(2,192,698	) (1)	$139,609	$(272,733)
Adjustments to Reconcile Net Loss to Net		(2)	1,780,356
Cash Provided by (Used in) Operating Activities:
Depreciation expense	46,112			46,112
Provision for doubtful accounts	8,172			8,172
Amortization of deferred finance costs	50,662	(2)	(50,662)	-
Amortization of debt discount - fair value of warrants and beneficial conversion feature	773,038	(2)	(773,038)	-
Amortization of deferred finance costs - consulting	956,655	(2)	(956,655)	-
Accrued convertible notes interest and penalties	684,084	(1)	(139,609)	544,475
Changes in operating assets and liabilities:				-
(Increase) in accounts receivable	(191,227)			(191,227)
Decrease in inventories	810,084			810,084
Decrease in prepaid costs and expenses	373,343			373,343
Increase in accounts payable and accrued liabilities	16,983			16,982
Increase in customer prepaid	1,016,660			1,016,660
Net Cash Provided by Operating Activities	$2,351,868		$-	$2,351,868

(1) to adjust accrued default interest to 15% (rather than 25%).
(2) to adjust amortization of unamortized deferred finance costs and debt discounts wrote off at December 31, 2008.

NOTE 22 – SUBSEQUENT EVENT

As of August 20, 2010, the Company has not made any interest payment and scheduled repayment in accordance with the Term Sheet.

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

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908).  If the Company is unable to pay the remaining 3,574,800 RMB ($523,708 translated at the September 30, 2009 exchange rate) due, the Company’s total payments of 6,800,000 RMB ($996,200) may be forfeited and not recovered (partially or in full). In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009. In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625), the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

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

Results of Operations

Three Months Ended June 30, 2010 as compared to Three Months Ended June 30, 2009

Comparison of Sales for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
Sales in US dollars	2010	2009

Silk	$1,021,773	$1,511,403
Cocoons	-	723,927
By products and others	88,812	250,197
Total sales	$1,110,585	$2,485,527

Net Sales

Our net sales decreased $1,374,942, or 55% to $1,110,585 in the three months ended June 30, 2010 from $2,485,527 in the comparable period of 2009.  The Company sold 30.91 tons of silk during the three months ended June 30, 2010, a decreased of 41.57 tons, or 57%, compared to 72.48 tons during the same period of 2009. The revenue from sale of silk was $1,021,773 in the three months ended June 30, 2010, a decreased of $489,630,or 32% compared to $1,511,403 for the three months ended June 30, 2009.

The cocoon is the raw material for production of silk. There were no cocoon sales in the three months ended June 30, 2010 due to the fact that Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” cocoon station (see plan of operation) during the second quarter of 2010.

Gross Profit

Comparison of Gross Profit for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009

Net sales	$1,110,585	$2,485,527
Cost of sales	(1,202,532)	(2,280,552)
Gross profit	$(91,947)	$204,975
Gross profit margin rate	-8.28%	8.25%

The Company had a negative gross profit for the three months ended June 30, 2010. It resulted from the revoking of the Company’s right to operate the “Zhengzhong” cocoon station (see plan of operation) by the Fuling Municipal Government during the second quarter of 2010. Consequently, the Company purchased cocoon from third parties instead of the Zhengzhong cocoon station at a higher price. The average cocoon purchase price increased 32% to $9,294 per ton during the three months ended June 30, 2010 from $7,054 per ton at the beginning of 2010.

(Loss) from Operations

Comparison of (Loss) from Operations for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009

Gross (loss) profit	$(91,947)	$204,975

Professional fees	13,431	17,365
Depreciation and amortization	10,084	10,088
Other general and administrative expenses	110,235	128,050
Total operating expenses	133,750	155,503
(Loss) income from operations	$(225,697)	$49,472

Loss from operations for the three months ended June 30, 2010 was $225,697, compared to income from operations of $49,472 for the comparable period of 2009.

Other Expenses, Net

Comparison of Other Expenses, net for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009

Subsidy income	$-	$440,664
Interest income	1,419	356
Interest expense	(368,817)	(506,483)
Other Expenses, net	$(367,398)	$(65,463)

Total other expenses, net were $367,398 for the three months ended June 30, 2010, an increase of $301,935 compared to $65,463 for the three months ended June 30, 2009. The Company had no government subsidy income in the three months ended June 30, 2010, compared to $440,664 subsidy income in the comparable period of 2009. The government subsidies were in connection with the purchase of cocoons and as an incentive for technology innovation. Part of these subsidies were passed through to the farmers who produced the cocoons when we purchased the cocoons from farmers.

Interest expenses included interest paid for short term loans and accrued loan interest expense and default penalties in connection with the defaulted convertible notes. Interest expense totaled $368,817 in the three months ended June 30, 2010, decreased in $137,666, or 23% compared to $506,483 in the comparable period of 2009. The decrease in interest expense was a result from the reduced short term loan principal in current period.

Six Months Ended June 30, 2010 as compared to Three Months Ended June 30, 2009

Comparison of Sales for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
Sales in US dollars	2010	2009

Silk	$1,653,608	$1,769,364
Cocoons	-	757,492
By products and others	169,488	357,042
Total sales	$1,823,096	$2,883,898

Net Sales

Our net sales decreased $1,060,802, or 37% to $1,823,096 in the six months ended June 30, 2010 from $2,883,898 in the comparable period of 2009.  The Company sold 50.51 tons of silk during the six months ended June 30, 2010, a decreased of 34.73 tons, or 41%, compared to 85.24 tons during the same period of 2009. The revenue from sale of silk was $1,653,608 in the six months ended June 30, 2010, a decreased of $115,756 or 7% compared to $1,769,364 for the six months ended June 30, 2009.

The cocoon is the raw material for production of silk. There were no cocoon sales in the three months ended June 30, 2010 due to the fact that Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” cocoon station (see plan of operation) during the second quarter 2010.

Gross Profit

Comparison of Gross Profit for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009

Net sales	$1,823,096	$2,883,898
Cost of sales	(1,803,460)	(2,651,038)
Gross profit	$19,636	$232,860
Gross profit margin rate	1.08%	8.07%

The gross profit decreased by $213,224, or 92% to $19,636 in the six months ended June 30, 2010 from $232,860 in the six months ended June 30, 2010. The decrease in gross profit resulted from the revoking of the Company’s right to operate the “Zhengzhong” cocoon station (see plan of operation) by the Fuling Municipal Government during the second quarter of 2010. Consequently, the Company purchased cocoon from third parties instead of the Zhengzhong cocoon station at a higher price. The average cocoon purchase price increased 32% to $9,294 per ton during the three months ended June 30, 2010 from $7,054 per ton at the beginning of 2010.

(Loss) from Operations

Comparison of (Loss) from Operations for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009

Gross profit	$19,636	$232,860

Professional fees	30,455	33,994
Depreciation and amortization	20,195	19,713
Other general and administrative expenses	251,540	248,412
Total operating expenses	302,190	302,119
(Loss) from operations	$(282,554)	$(69,259)

Loss from operations for the six months ended June 30, 2010 was $282,554, compared to $69,259 in the comparable period of 2009. The loss was mainly attributable to the reduced gross profit that resulted from higher cocoon costs.

Other Expenses, Net

Comparison of Other Expenses, net for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009

Subsidy income	$173,611	$706,122
Interest income	2,221	6,813
Interest expense	(732,650)	(916,409)
Other Expenses, net	$(556,818)	$(203,474)

Total other expenses, net were $556,818 for the six months ended June 30, 2010, an increase of $353,344 compared to $203,474 for the six months ended June 30, 2009. The Company had $173,611 government subsidy income in the six months ended June 30, 2010, which decreased by $532,511, compared to $706,122 subsidy income in the comparable period of 2009. The government subsidies were in connection with the purchase of cocoons and as an incentive for technology innovation. Part of these subsidies were passed through to the farmers who produced the cocoons when we purchased the cocoons from farmers.

Interest expenses included interest paid for short term loans and accrued loan interest expense and default penalties in connection with the defaulted convertible notes. Interest expense totaled $732,650 in the six months ended June 30, 2010, decreased by $183,759, or 20% compared to $916,409 in the comparable period of 2009. The decrease in interest expense resulted from the reduced short term loan principal in the current period. Interest expense paid for short term loan was $186,874 in the six months ended June 30, 2010, a decrease of $183,758, compared to $370,632 in the comparable period of 2009.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had $566,851 and $2,788,581 in cash, respectively. The cash balance at December 31, 2009 was prepared for repayment of the Shangxia bank loan which was due by January 19, 2010. We believe that such funds will not be sufficient to effectuate our plans with respect to the business over the next twelve months. We will need to seek additional capital for our operations.

The major sources of the Company’s liquidity for its operations were cash generated from operations and short term loans from banks and other entities.

Net cash used in operating activities was $359,212 for the six months ended June 30, 2010, compared to net cash provided by operating activities of $2,351,868 during the six months ended June 30, 2010. This was mainly due to the increased loss and decreased customer prepaid in current period.

Net cash used in investing activities was $1,400,178 and $4,072,649 during the six months ended June 30, 2010 and 2009, respectively. The Company loaned $1,419,882 and $3,554,977 to related parties during six months ended June 30, 2010. The Company received $19,704 from the return of property during the six months ended June 30, 2010. As comparison, during the six months ended June 30, 2009, the Company spent $5,272 on equipment and paid $512,400 in connection with the purchase of Zhengzhong.

The loan of RMB 6,750,000 ($995,625), the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the six months ended June 30, 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so. The Company received $738,790 advances from related parties during the six months ended June 30, 2010. The Company repaid $2,197,500 of short term loans in six months ended June 30, 2010 and received $2,023,058 proceeds of short term loans in the comparable period of 2009.

Short Term Loans Payable

	June 30,	December 31,
Loans payable consist of:	2010	2009
	((Unaudited)
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	$-	$4,395,000
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	-	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	-	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	-	(1,465,000)

25,000,000 RMB, interest at 7.965% per annum, due January 29, 2011	3,687,500	-

5,000,000 RMB, interest at 7.965% per annum, due February 9, 2011	737,500	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(442,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(295,000)	-
Less: used by Guojing Silk, 10,000,000 RMB	(2,950,000)	-
Less: used by Mr. Jingshi Kuang, 5,000,000 RMB	(737,500)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	-	2,197,500

Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total	$20,000	$2,217,500

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

Pursuant to a Loan Agreement that provides for a 40,000,000 RMB ($5,900,000) Line of Credit that expires November 26, 2011 (30,000,000 RMB - $4,425,000 for working capital; and 10,000,000 RMB - $1,475,000 acceptance financing/requiring 50% collateral security) on January 29, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen, Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term secured loan of RMB 25,000,000 ($3,662,500) from Shanxia Bank. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan. The maturity date of this loan is January 29, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

On February 9, 2010, the Company jointly with Chongqing Guojing Silk Company, Ltd., Mr. Wensheng Chen Mr. Songbai Zhong and Mr. Jingshi Kuang, obtained a short term loan of RMB 5,000,000 ($732,500) for working capital. The loan bears interest at 7.965% per annum payable monthly. The loan provides for a 50% penalty increase in the interest rate on a daily basis while the Company is in default on payment of principal. It also provides for a 100% penalty increase in interest rate if the loan proceeds are not used for the purpose stated in the loan. The maturity date of this loan is February 9, 2011, and it is secured by the assets of Guojing Silk and real estate of Mr. Wenshen Chen, Mr. Songbai Song and Mr. Jingshi Kuang.

During the second quarter 2010, the Company reached agreement with Guojing, in principlea, to transfer $1,475,000 (10,000,000 RMB), its remaining allocated portion of the short term loan, effective July 1, 2010 to Guojing. The purpose of making the transfer was due to significant reductions in the Company’s business caused by a recession in the Silk industry. According to the terms of the Loan Agreement, the Company remains primarily responsible to the lender for the loans taken under the Line of Credit, which aggregated 30,000,000 RMB ($4,425,000), no matter how the proceeds of the loans have been allocated among the Company and the other parties/guarantors of the loan.

During the first quarter 2010, the Company received a RMB 6,750,000 ($988,875) loan from Chongqing Fulin State-Owned-Assets Management Co. The loan is interest free and due by December 31, 2010. In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625) was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so in the second quarter of 2010.

As of June 30, 2010 and December 31, 2009, the accrued interest payable for short term loans totaled $33,535 and $22,634, respectively, which was included in accounts payable and accrued expenses.

Loans Payable to Related Parties

	June 30,	December 31,
Loans payable – related parties consist of:	2010	2009
	(Unaudited)
Franklin loan payable to former chief executive officer,
interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer,
non-interest bearing, due on demand	7,158	7,158
Due to Xin Shengxiang, non-interest bearing, due on demand	1,866	-
Total	$21,257	$19,391

The accrued interest payable to related party was $3,762 and $3,272 as of June 30, 2010 and December 31, 2009, respectively.

Convertible Notes Payable

	June 30,	December 31,
Convertible notes payable, net consist of:	2010	2009
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

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

The Notes contained default events which, if triggered and not timely cured (if curable), would result in a default interest rate of 15% per annum. The Notes also contain full ratchet anti-dilution provisions with respect to certain securities issuances, including the issuances of stock for less than $.25 per share. In addition, the Company has to pay the Purchasers an additional amount of principal plus accrued interest if the Company is no longer listed on the Bulletin Board or sells substantially all of its assets.

As part of the financing, the Company also issued to the Purchasers an aggregate of 13,200,000 Class A Common Stock Purchase Warrants and 13,200,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.50 per share at any time until the fifth anniversary from the date the Registration Statement is declared effective by the Securities and Exchange Commission (“the Expiration Date”) and the Class B Warrants are exercisable at a price of $1.00 per share at any time until the Expiration Date. The warrants include a cashless exercise provision which was triggered after March 12, 2008 as well as “full ratchet” anti-dilution provisions with respect to certain securities issuances.

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

The Company commenced the repayment of the convertible notes and interest on March 12, 2008 and paid $26,375 in cash to three of the Purchasers, which represented accrued interest of $12,500 and repayment of principal of $13,875 due on the convertible promissory notes. Also, the Company issued a total of 32,354,043 shares to seven of the Purchasers during the six months ended June 30, 2008, which represented accrued interest of $174,912 and repayment of principal of $493,950. The Company did not make any repayments during the six months ended December 31, 2008 due to its financing difficulties. The Company has been in default to all eleven investors (see Note 19) since then. Consequently, the Company wrote off the remaining $56,797 unamortized deferred finance costs, $1,078,882 unamortized debt discounts (warrants and beneficial conversion feature) and $1,335,144 unamortized deferred finance costs included in the equity section at December 31, 2008 and recognized additional interest expense of $2,470,823 during the year ended December 31, 2008.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the note holders which was agreed to and signed by 9 of 11 note holders. The 9 note holders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes.

Among other things, the Term Sheet provides for the reduction of the balance of the Notes ($2,792,175 at June 30, 2010) to $2,500,000 and the waiver of the related accrued interest ($623,957 at June 30, 2010) and penalties ($2,093,570 at June 30, 2010). The restated Notes are to bear interest at 6%, payable monthly in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. The principal of the restated Notes are to be repaid in 21 monthly installments commencing 3 months following the amendment, payable in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. Also, the Term Sheet provides for the reduction of the exercise price of the 13,200,000 class A Common Stock Purchase Warrants from $0.50 per share to $0.10 per share. If effectuated, the gain from the restructuring will be reduced by any increase in the Fair value of the warrants.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $839,372 and $272,733, for the six months ended June 30, 2010 and 2009, respectively.  The Company has an accumulated deficit of $22,135,814 at June 30, 2010.  Substantial portions of the losses are attributable to common stock issued for consulting services, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $4,189,374 and $4,418,564 as of June 30, 2010 and December 31, 2009, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $623,957; and unpaid accrued liquidated damages penalty and default penalty are $2,093,570.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the note holders which was agreed to and signed by 9 of 11 note holders. The 9 note holders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes.

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

In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625), the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company has undertaken further steps as part of a plan to improve operations. The Company planned to reduce its cost of goods sold by purchasing more of its main raw material – cocoon, directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 7), thereby helped the Company to reduce its raw material - cocoon cost and increase its operating gross margin rate to 15.66% in March 31, 2010 as compared to 7.00% for the three months ended March 31, 2009. However, the Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” in May 2010. The Company has to purchase cocoon from third parties with increased price. This will have a material impact on the profitability of the Company. The Company had a negative gross margin due to 32% increase in cocoon price during the second quarter of 2010. The Company is currently in negotiation with the Fulin Government for the return of the rights related to the Zhengzhong cocoon station operations. However, there can be no assurance that the Company will be able to re-obtain the right.

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

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of June 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $623,957; and unpaid accrued liquidated damages penalty and default penalty are $2,093,570.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the noteholders which was agreed to and signed by 9 of 11 noteholders. The 9 noteholders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes.

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

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: August 23, 2010	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)