Form 10-Q
period 2010-09-30
FRANKLIN TOWERS ENTERPRISES INC
filed 2010-11-19
CIK 1365669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding as of November 18, 2010:  123,484,043

PART I

Item 1.  Financial Statements

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Consolidated Statements of Losses and Comprehensive Losses for the three months ended September 30, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Deficit for the nine months September 30, 2010 (Unaudited) and the year ended December 31, 2009	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-25

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,837	$2,788,581
Accounts receivable - net of allowance for doubtful accounts of $580 and $20,631 as of September 30, 2010 and December 31, 2009, respectively	28,436	20,630
Inventories	707,528	1,441,685
Prepaid costs and expenses	556,775	135,314
Other receivables	1,374,423	21,232
Restricted cash relating to bank acceptance payable	748,329	-
Total Current Assets	3,427,328	4,407,442
Property and Equipment, net	711,485	796,144

Other Assets:
Deposits	-	996,200
Total Other Assets	-	996,200
TOTAL ASSETS	$4,138,813	$6,199,786

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank acceptance payable to related party	$1,494,700	$-
Convertible notes payable	2,792,175	2,792,175
Loans payable - short term	20,000	2,217,500
Accounts payable and accrued expenses	3,433,786	3,260,596
Customer prepaid	174,172	536,344
Loans payable - related parties	21,282	19,391
Total Current Liabilities	7,936,115	8,826,006

TOTAL LIABILITIES	7,936,115	8,826,006
Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value; 1,250,000,000 shares authorized, 123,484,043 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	12,348	12,348
Additional paid-in capital	18,345,012	18,345,012
Accumulated deficit	(22,508,816)	(21,296,442)
Accumulated other comprehensive income	354,154	312,862
Total Stockholders' Deficit	(3,797,302)	(2,626,220)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,138,813	$6,199,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Net Sales	$337,177	$2,240,449	$2,160,273	$5,124,347
Cost of Sales	357,124	1,647,072	2,160,584	4,298,110
Gross Profit (Loss)	(19,947)	593,377	(311)	826,237
Operating Expenses:
Professional fees	9,718	14,018	40,173	48,012
Depreciation and amortization	9,028	8,725	29,223	28,438
Selling, general and administrative expenses	59,374	219,050	310,914	467,462
Total Operating Expenses	78,120	241,793	380,310	543,912
Loss From Operations	(98,067)	351,584	(380,621)	282,325
Other Income (Expenses):
Subsidy income (expense)	(2,955)	-	170,656	706,122
Interest income	908	324	3,129	7,137
Interest expense	(272,888)	(451,458)	(1,005,538)	(1,367,867)
Total Other (Expense)	(274,935)	(451,134)	(831,753)	(654,608)
Loss Before Income Tax	(373,002)	(99,550)	(1,212,374)	(372,283)
Provision for Income Tax	-	-	-	-
Net Loss	$(373,002)	$(99,550)	$(1,212,374)	$(372,283)
Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	123,484,043	123,484,043	123,484,043	123,484,043

Comprehensive Loss:
Net loss	$(373,002)	$(99,550)	$(1,212,374)	$(372,283)
Foreign currency translation adjustment	36,423	2,062	41,292	(912)
Comprehensive Loss	$(336,579)	$(97,488)	$(1,171,082)	$(373,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid - in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance - December 31, 2008 (Restated)	-	$-	123,484,043	$12,348	$18,345,012	$(20,022,170)	$316,294	$(1,348,516)
Net loss for the year ended December 31, 2009 (Restated)	-	-	-	-	-	(1,274,272)	-	(1,274,272)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,432)	(3,432)
Balance - December 31, 2009 (Restated)	-	-	123,484,043	12,348	18,345,012	(21,296,442)	312,862	(2,626,220)
Net loss for the nine months ended September 30, 2010 (Unaudited)	-	-	-	-	-	(1,212,374)	-	(1,212,374)
Foreign currency translation adjustment (Unaudited)	-	-	-	-	-	-	41,292	41,292
Balance - September 30, 2010 (Unaudited)	-	$-	123,484,043	$12,348	$18,345,012	$(22,508,816)	$354,154	$(3,797,302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANKLIN TOWERS ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(1,212,374)	$(372,283)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Interest earned on restricted cash	(979)	-
Depreciation expense	79,310	68,390
(Reduction in) provision for doubtful accounts	(35,041)	18,537
Accrued convertible notes interest and penalties	816,711	816,711
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,245	1,753
Decrease in inventories	734,157	1,140,524
(Increase) in prepaid costs and expenses	(421,461)	(633,439)
(Decrease) increase in accounts payable and accrued liabilities	(643,521)	235,704
(Decrease) increase in customer prepaid	(362,172)	939,313
Net Cash (Used in) Provided by Operating Activities	(1,033,125)	2,215,210
Cash Flows from Investing Activities:
Capital expenditures	-	(5,275)
Proceeds from sale of property	19,704	-
Acquisition deposits paid	-	(512,750)
Advance to other entities	(30,719)	(4,298,998)
Advance made by Company to related parties	(575,122)	-
Net Cash (Used in) Investing Activities	(586,137)	(4,817,023)
Cash Flows from Financing Activities:
Proceeds of short term loan later offset in lieu of return of acquisition deposit	995,625	-
(Repayment) proceeds of short term loans	(2,197,500)	1,146,701
Deposit made by Company into restricted cash account to secure bank acceptances payable	(747,350)	-
Advance from related party to fund bank acceptances payable	747,350	-
Advance from other related party	1,891	1,465,000
Net Cash (Used in) Provided by Financing Activities	(1,199,984)	2,611,701
Effect of Exchange Rate Changes on Cash and Cash Equivalents	42,502	(973)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,776,744)	8,915
Cash and Cash Equivalents - Beginning of Period	2,788,581	61,867
Cash and Cash Equivalents - End of Period	$11,837	$70,782

Supplemental Cash Flow Information:
Interest paid	$186,874	$549,202
Income taxes paid	$-	$-

Noncash Investing and Financing Activities
Loans payable - short term authorized by lender as offset for acquisition deposit (Note 9)	$995,625	$-

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

Going Concern

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,212,374 and $372,283 for the nine months ended September 30, 2010 and 2009, respectively.  The Company has an accumulated deficit of $22,508,816 at September 30, 2010.  Substantial portions of the losses are attributable to common stock issued for consulting services, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $4,508,787 and $4,418,564 as of September 30, 2010 and December 31, 2009, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $693,761; and unpaid accrued liquidated damages penalty and default penalty are $2,296,003.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the note holders which was agreed to and signed by 9 of 11 note holders (see Note 12). The 9 note holders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes. The Company did not make any scheduled interest payment and loan repayment per the Term Sheet, nor has it had further discussion with the investors.

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

In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625), which the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company has undertaken further steps as part of a plan to improve operations. The Company planned to reduce its cost of goods sold by purchasing more of its main raw material – cocoon directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 9), thereby helping the Company to reduce its raw material - cocoon cost. However, the Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” assets in May 2010. The Company has to purchase cocoon from third parties with increased price. This will have a material impact on the profitability of the Company. There can be no assurance that the Company will be able to re-obtain the rights.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, restricted cash relating to bank acceptance payable, accounts payable and accrued liabilities, short term loans and convertible notes.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Franklin is the United States dollar.  The functional currency of Qiluo is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Qiluo were translated into United States dollars at period-end exchange rates ($0.14947 and $0.14650 at September 30, 2010 and December 31, 2009, respectively).  The revenues and expenses were translated into United States dollars at average exchange rates for the periods.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There were no material foreign currency transaction gains or losses for the nine  months ended September 30, 2010 and 2009.

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

Advertising

Advertising costs are expensed as incurred. The Company did not incur significant advertising costs for the nine months ended September 30, 2010 and 2009.

Shipping and Handling Costs

Shipping and handling costs, primarily related to outbound freight, are reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. The Company did not incur significant research and development costs for the nine months ended September 30, 2010 and 2009.

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per common share is the same as basic loss per share for the periods presented, as the effect of the inclusion of potentially dilutive securities ($2,792,175 convertible debt convertible into 11,168,700 and 11,168,700 shares and warrants exercisable into 30,360,000 and 30,360,000 shares, for the nine months ended September 30, 2010 and 2009, respectively), was anti-dilutive.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements were issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine month period ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

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

NOTE 4 - INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Finished Goods	$25,316	$486,334
Processed cocoons	652,780	772,211
Raw Materials	71,469	154,971
Work in Process	14,804	28,169
Reserve for obsolete inventory	(56,841)	-
Total	$707,528	$1,441,685

Finished goods consist of those silks and by products available for sale. The valuation allowance for inventory loss at September 30, 2010 and December 31, 2009 was $56,841 and $0, respectively.

NOTE 5 – PREPAID COSTS AND EXPENSES

Prepaid costs and expenses at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)

Advances to personnel for future overhead costs	$83,982	$14,245
Advances to vendors for future overhead costs	472,793	118,339
Other	-	2,730
Total	$556,775	$135,314

NOTE 6 – OTHER RECEIVABLES

Other receivables at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)

Chongqing Guojing Silk Company, Ltd.	$1,322,472	$-
Chongqing Aikekaer Paint Co., Ltd.	49,166	21,232
Chongqing First Capital Investment Co., Ltd.	2,785	-
Total	$1,374,423	$21,232

As of September 30, 2010, the net amount that Qiluo loaned to Chongqing Guojing Silk Company, Ltd. (“Guojing Silk”), an entity that has pledged its assets as collateral for the Company’s bank borrowing (see Notes 7 and 10) was $1,322,472. The receivable bears interest at 10% per annum and is due by December 31, 2010. Guojing Silk is controlled by the brother-in-law of Mr. Kuang, indirect majority stockholder and chief executive officer of the Company.

The receivables from Chonqing Aikekaer Paint Co., Ltd. and Chongqing First Capital Investment Co., Ltd. are interest free and due on demand.

NOTE 7 - RESTRICTED CASH RELATING TO BANK ACCEPTANCE AND BANK ACCEPTANCE PAYABLE TO RELATED PARTY

On May 13, 2010, Qiluo borrowed $747,350 (5,000,000 RMB) from Guojing Silk and simultaneously delivered a bank acceptance (from Chongqing Shan Xia Bank) for $1,494,700 (10,000,000 RMB) to Guojing Silk due by November 13, 2010. The Company deposited $747,350 into the Shan Xia Bank to secure the payment of the bank acceptance. The use of the $747,350 deposit was not permitted while the bank acceptance was outstanding.  Accordingly, $747,350 together with interest income of $979 was reported under the caption “restricted cash relating to bank acceptance payable” in the current assets and $1,494,700 was reported under the caption “bank acceptance payable to related party” in the current liabilities, respectively.  The purpose of this arrangement was to encourage and nurture the Company’s relationship with Chongqing Shan Xia Bank. As discussed in Note 22, the bank acceptance was repaid on November 15, 2010 and replaced by another due in 60 days in the same amount on November 15, 2010. The restricted cash of $748,329 was released to the Company on November 15, 2010 coincident to the repayment of the acceptance obligation, and a similar amount was deposited when the new acceptance was established on November 16, 2010.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 is summarized as follows:

Fixed Assets	Estimated Useful Life	September 30, 2010	December 31, 2009
		(Unaudited)
Production Equipment	10	$740,883	$726,161
Auxiliary Equipment	10	7,085	6,944
Office Equipment	3-5	27,436	26,891
Automobiles	5	127,050	124,525
Furniture and Fixtures	5-7	37,348	36,606
Construction in progress		94,275	112,106
		1,034,077	1,033,233
Less: Accumulated Depreciation		322,592	237,089
		$711,485	$796,144

Depreciation expense was $79,310 and $68,390 for the nine months ended September 30, 2010 and 2009, respectively, of which $50,087 and $39,952 was included in cost of sales.

In January 2010, the Company returned unusable materials (included in construction in progress at December 31, 2009) at their cost of $19,704.

NOTE 9 - DEPOSITS

Deposits at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)
Down payment in connection with Letter Agreement dated November 26, 2007 to acquire cocoon purchase stations, warehouse, and certain other assets from Zhengzhong Silkworm Industrial Development Co. Ltd., a state owned entity ("Zhengzhong")	$411,270	$411,270
Deposit paid in connection with agreement dated March 19, 2008 to use cocoon purchase stations and warehouse at no cost from March 19, 2008 to March 18, 2009	7,329	7,329
Additional payments relating to acquisition of Zhengzhong assets	549,393	549,393
Offset of loan from Chongqing Fulin State-Owned Assets Management (see Note 10) against amount due from Zhengzhong	(995,625)	-
Foreign currency translation adjustment	27,633	28,208
Total	$-	$996,200

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908), of which 6,800,000 RMB ($996,200) was paid through December 31, 2009. In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009.  In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625), which the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company is currently in negotiation with the Fulin Government for the return of the rights related to the Zhengzhong cocoon station operations. However, there can be no assurance that the Company will be able to re-obtain the right.

NOTE 10 - LOANS PAYABLE – SHORT TERM

Loans payable consist of:	September 30, 2010	December 31, 2009
	((Unaudited)
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	$-	$4,395,000
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	-	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	-	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	-	(1,465,000)

25,000,000 RMB, interest at 7.965% per annum, due January 29, 2011	3,687,500	-
5,000,000 RMB, interest at 7.965% per annum, due February 9, 2011	737,500	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(442,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(295,000)	-
Less: used by Guojing Silk, 20,000,000 RMB	(2,950,000)	-
Less: used by Mr. Jingshi Kuang, 5,000,000 RMB	(737,500)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	-	2,197,500

Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total	$20,000	$2,217,500

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

During the second quarter 2010, the Company reached agreement with Guojing Silk, in principle, to transfer $1,475,000 (10,000,000 RMB), its remaining allocated portion of the line of credit, effective July 1, 2010 to Guojing. The purpose of making the transfer was due to significant reductions in the Company’s business caused by a recession in the Silk industry. According to the terms of the Loan Agreement, the Company remains primarily responsible to the lender for the loans taken under the Line of Credit, which aggregated 40,000,000 RMB ($5,989,600) at September 30, 2010, no matter how the proceeds of the loans have been allocated among the Company and the other parties/guarantors of the loan.

During the first quarter 2010, the Company received a RMB 6,750,000 ($988,875) loan from Chongqing Fulin State-Owned-Assets Management Co. The loan was interest free and due by December 31, 2010. In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625) was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so in the second quarter of 2010.

As of September 30, 2010 and December 31, 2009, the accrued interest payable for short term loans totaled $7,220 and $22,634, respectively, which was included in accounts payable and accrued expenses.

NOTE 11 – LOANS PAYABLE – RELATED PARTIES

Loans payable – related parties consist of:	September 30, 2010	December 31, 2009
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Due to Xin Shengxiang, non-interest bearing, due on demand	1,891	-
Total	$21,282	$19,391

The accrued interest payable to related party was $4,008 and $3,272 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 12 - CONVERTIBLE NOTES PAYABLE

	September 30,	December 31,
Convertible notes payable, net consist of:	2010	2009
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

On September 12 and September 20, 2007, the Company entered into Subscription Agreements (the "Subscription Agreements") with 11 investors ("Purchasers") for the purchase and sale of $3,300,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $3,300,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $2,622,425 after finance costs of $382,500 and other expenses of $295,075. Pursuant to the terms of the Subscription Agreements, the Company also issued to the Purchasers warrants to purchase up to 26,400,000 shares of common stock of the Company, subject to adjustments for certain issuances and transactions.

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement was not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The Company withdrew the registration statement on Form S-1 on August 27, 2010.

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

Among other things, the Term Sheet provides for the reduction of the balance of the Notes ($2,792,175 at September 30, 2010) to $2,500,000 and the waiver of the related accrued interest ($693,761 at September 30, 2010) and penalties ($2,296,003 at September 30, 2010). The restated Notes are to bear interest at 6%, payable monthly in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. The principal of the restated Notes are to be repaid in 21 monthly installments commencing 3 months following the amendment, payable in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. Also, the Term Sheet provides for the reduction of the exercise price of the 13,200,000 class A Common Stock Purchase Warrants from $0.50 per share to $0.10 per share. If effectuated, the gain from the restructuring will be reduced by any increase in the fair value of the warrants. The Company did not make any scheduled repayment per the Term Sheet, nor has it had further discussion with the investors.

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

NOTE 15 - WARRANTS

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2007		-	$-
Issued, Class A Warrants	9/12/2007	13,200,000	0.50
Issued, Class B Warrants	9/12/2007	13,200,000	1.00
Issued, Finder's Fees Warrants	9/12/2007	3,960,000	0.25

Outstanding - September 30, 2010 (Unaudited), December 31, 2009 and 2008		30,360,000	$0.68

Warrants outstanding and exercisable by price range as of September 30, 2010 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years *	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,960,000	5.00	$0.25	3,960,000	$0.25
$0.50	13,200,000	5.00	0.50	13,200,000	0.50
$1.00	13,200,000	5.00	1.00	13,200,000	1.00
	30,360,000		$0.68	30,360,000	$0.68

* Warrants expire 5 years after effective date of registration statement. The registration statement was filed on December 26, 2007 and was withdrawn on August 27, 2010

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

During the nine months ended September 30, 2008, the Company received funds from and advanced funds to Guojing Silk for working capital purposes. As of September 30, 2009, the excess advanced payments to Guojing Silk amounted to $498,312 (3,401,450 RMB), which was reported under the caption “Other receivable”. During the fourth quarter of 2009, Guojing Silk repaid this receivable. As of December 31, 2009, the receivable from Guojing was $0.

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

On May 13, 2010, Qiluo borrowed $747,350 (5,000,000 RMB) from Guojing Silk and simultaneously delivered a bank acceptance (from Chongqing Shan Xia Bank) for $1,494,700 (10,000,000 RMB) to Guojing Silk due by November 13, 2010.

During the second quarter 2010, the Company reached agreement with Guojing Silk, in principle, to transfer $1,475,000 (10,000,000 RMB), its remaining allocated portion of the line of credit from Shanxia Bank, effective July 1, 2010, to Guojing Silk. The purpose of making the transfer was due to significant reductions in the Company’s business caused by a recession in the Silk industry. According to the terms of the Loan Agreement, the Company remains primarily responsible to the lender for the loans taken under the Line of Credit, which aggregated 40,000,000 RMB ($5,989,600) at September 30, 2010, no matter how the proceeds of the loans have been allocated among the Company and the other parties/guarantors of the loan.

During the third quarter 2010, the Company received net proceeds of $121,585 from Guojing Silk.

NOTE 17 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Qiluo maintains cash balances in various banks in the People’s Republic of China. Currently, no deposit insurance system has been set up in the People’s Republic of China. Therefore, the Company will bear a risk if any of these banks become insolvent. Qiluo’s uninsured cash balance was $760,166 and $2,788,581 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease agreement

On January 28, 2007, Qiluo signed a twenty (20) years lease with Xinshengxiang, a related party (see Note 16), for the use of a factory building located in Fulin, Chongqing. The lease commenced on March 1, 2007 and provides for annual rental payments of RMB 200,000 ($29,894 translated at the September 30, 2010 exchange rate) plus other occupancy costs.

Future minimum rentals under this lease are as follows:

Year Ending September 30 ,	Future Minimum Rent Payments
2011	$29,894
2012	29,894
2013	29,894
2014	29,894
2015	29,894
Thereafter	341,290

Total	$490,760

Rent expense incurred under the lease during the nine months ended September 30, 2010 and 2009 charged to Selling, General and Administrative Expenses was $$24,322 and $21,970, respectively.

Registration Rights Arrangement

In connection with the convertible notes payable (see Note 12), the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 120 days from September 12, 2007, the Company is to pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Company filed a registration statement on December 26, 2007 and withdrew the registration statement with SEC on August 27, 2010. Accordingly, the Company has accrued liquidated damages of $1,981,884 and $1,479,241 at September 30, 2010 and December 31, 2009, respectively.

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

NOTE 20 – DEFAULT ON CONVERTIBLE NOTES PAYABLE

As of June 12, 2008, the Company was in default to six (6) Purchasers on convertible notes payments due June 12, 2008 and earlier. As of July 12, 2008, the Company was in default to all eleven (11) Purchasers on convertible notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $693,761; and unpaid accrued liquidated damages penalty and default penalty are $2,296,003.

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

Among other things, the Term Sheet provides for the reduction of the balance of the Notes ($2,792,175 at September 30, 2010) to $2,500,000 and the waiver of the related accrued interest ($693,761 at September 30, 2010) and penalties ($2,296,003 at September 30, 2010). The restated Notes are to bear interest at 6%, payable monthly in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. The principal of the restated Notes are to be repaid in 21 monthly installments commencing 3 months following the amendment, payable in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. Also, the Term Sheet provides for the reduction of the exercise price of the 13,200,000 class A Common Stock Purchase Warrants from $0.50 per share to $0.10 per share. If effectuated, the gain from the restructuring will be reduced by any increase in the fair value of the warrants.

The Company did not make any scheduled interest payment and loan repayment per the Term Sheet, nor has it had further discussion with the investors.

NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The consolidated balance sheet at December 31, 2009 (which was previously included in the Company’s Form 10-K filed with the SEC on April 15, 2010) and condensed consolidated statements of losses and comprehensive losses and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2009 (which were previously included in the Company’s Form 10-Q filed with SEC on August 18, 2009) have been restated herein in order to correct errors relating to the accrual of post-default interest on the convertible Notes.

In the Form 10-K filed April 15, 2010 and in earlier post-default SEC filings commencing with the quarterly period ended September 30, 2008, the Company accrued interest on the defaulted convertible Notes at a default rate of 25% (rather than the specified default rate at 15%).

In the Form 10-Q filed November 19, 2009, the condensed consolidated statements of losses and comprehensive losses and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2009 included a default loan penalty of $314,121, which was calculated at a default rate of 25% rather than the specified default rate of 15%.

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2009 follows:

	As Previously Reported		Adjustments	As Restated

Total Assets	$6,199,786		$-	$6,199,786

Accounts payable and accrued expenses	$3,679,424	(1)	(418,828)	$3,260,596
Other current liabilities	5,565,410		-	5,565,410
Total Current Liabilities and Total Liabilities	9,244,834		(418,828)	8,826,006

Common stock	12,348		-	12,348
Additional paid in capital	18,345,012		-	18,345,012
Accumulated deficit	(21,715,270	) (1)	418,828	(21,296,442)
Accumulated other comprehensive income	312,862		-	312,862
Total stockholder's deficit	(3,045,048)		418,828	(2,626,220)
Total Liabilities and Stockholders' Deficit	$6,199,786		$-	$6,199,786

(1) to adjust default interest payable at December 31, 2009 based on 15% rate (rather than 25% rate).

The effect of the restatement adjustments on the condensed consolidated statement of losses for the three months ended September 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated

Income From Operations	$351,584		$-	$351,584
Other Income (Expense):
Interest income	324		-	324
Interest expense	(521,263	) (1)	69,805	(451,458)
Total Other (Expense)	(520,939)		69,805	(451,134)
Net Loss	$(169,355)		$69,805	$(99,550)
Net Loss Per Share - Basic and Diluted	$(0.00)		$0.00	$(0.00)
Comprehensive Loss:
Net loss	$(169,355)		$69,805	$(99,550)
Foreign currency translation adjustment	2,062		-	2,062
Comprehensive Loss	$(167,293)		$69,805	$(97,488)

(1) to adjust three months ended September 30, 2009 accrued default interest  to proper rate of  15% (rather than 25%).

The effect of the restatement adjustments on the condensed consolidated statement of losses for the nine months ended September 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated

Income From Operations	$282,325		$-	$282,325
Other Income (Expense):
Subsidy income	706,122		-	706,122
Interest income	7,137		-	7,137
Interest expense	(1,577,281	) (1)	209,414	(1,367,867)
Total Other (Expense)	(864,022)		209,414	(654,608)
Net Loss	$(581,697)		$209,414	$(372,283)
Net Loss Per Share - Basic and Diluted	$(0.00)		$0.00	$(0.00)
Comprehensive Loss:
Net loss	$(581,697)		$209,414	$(372,283)
Foreign currency translation adjustment	(912)		-	(912)
Comprehensive Loss:	$(582,609)		$209,414	$(373,195)

1) to adjust nine months ended September 30, 2009 accrued default interest to proper rate of 15% (rather than 25%).

The effect of the restatement adjustments on the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated
Cash Flows from Operating Activities:
Net Loss	$(581,697	) (1)	$209,414	$(372,283)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Depreciation expense	68,390		-	68,390
Provision for doubtful accounts	18,537		-	18,537
Accrued convertible notes interest and penalties	-	(1)	(209,414)	816,711
		(2)	1,026,126
		(3)	(1)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	1,753		-	1,753
Decrease in inventories	1,140,524		-	1,140,524
Decrease in prepaid costs and expenses	(633,439)		-	(633,439)
Increase in accounts payable and accrued liabilities	1,261,830	(2)	(1,026,126)	235,704
Increase in customer prepaid	939,313		-	939,313
Net Cash Provided by Operating Activities	$2,215,211		$(1)	$2,215,210

(1) to adjust nine months ended September 30, 2009 accrued default interest to proper rate of 15% (rather than 25%).
(2) to reclassify accrued convertible notes interest and penalties.
(3) rounding adjustment.

NOTE 22 – SUBSEQUENT EVENT

The Company received $1,292,916 (8,650,000 RMB) between November 12 and November 16, 2010 from individuals and entities other than Guojing on behalf of Guojing towards the amount due the Company of $1,322,472 at September 30, 2010 described in Note 6.

Base on the funds made available described in the preceding paragraph, on November 15, 2010, the Company repaid the bank acceptance payable to related party of $1,494,700 (RMB 10,000,000) and the restricted cash of $748,329 held by the bank to secure the acceptance financing was released to the Company. See Note 7.

On November 17, 2010, the Company advanced $1,497,700 (RMB 10,000,000) to Guojing under a new 60 day acceptance obligation established with the bank. The acceptance obligation to the bank is $1,497,700 (RMB 10,000,000) for a term of 60 days, with a 50% restricted cash account established of $747,350 (RMB 5,000,000) with the bank, pursuant to the Loan agreement in Note 10.

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

Plan of Operation

In an effort to obtain a stable raw material supply and to maximize both output and quality of our silk production through Qiluo, we were contemplating the acquisition of various other silk worm farms. On November 26, 2007, we entered into a letter of intent with Chongqing Fulin Municipal Government to acquire certain assets from Zhengzhong Silkworm Industrial Development Co., Ltd., a state owned entity, pursuant to which we intend to acquire the assets of cocoon purchase stations from Zhengzhong and exclusive right of those purchase stations to purchase cocoons produced from approximately 15,000 acres of mulberry farms in the local area.

The Letter Agreement dated November 26, 2007 and subsequent amendments provided that the total purchase price of the Zhengzhong assets was 10,374,800 RMB ($1,519,908), of which 6,800,000 RMB ($996,200) was paid through December 31, 2009. In February 2009, the due date of the remaining 3,574,800 RMB ($523,708) due was extended to September 2009.  In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625), which the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company is currently in negotiation with the Fulin Government for the return of the rights related to the Zhengzhong cocoon station operations. However, there can be no assurance that the Company will be able to re-obtain the right.

Furthermore, in an effort to expand silk production and subsequent processing ability, on November 28, 2007, we entered into a binding letter agreement with Chongqing Wintus, pursuant to which we intended to acquire certain assets of Wintus, including the stock of their seven wholly owned Chinese subsidiaries. The business of Wintus is focused on the production of raw silk and the subsequent processing and sales of various silk products. As consideration for the assets, we agreed to pay a combination of cash and stock, in amounts to be mutually agreed upon after we had completed our due diligence investigation of Wintus’ and its assets.  As of the date of this filing, the Company has not taken any further steps for this planned acquisition.

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

Results of Operations

Three Months Ended September 30, 2010 as compared to Three Months Ended September30, 2009

Comparison of Sales for the Three Months Ended September30, 2010 and 2009

	Three Months Ended September 30,
Sales in US dollars	2010	2009

Silk	$168,230	$1,235,169
Cocoons	31,694	593,338
By products and others	137,253	411,942
Total sales	$337,177	$2,240,449

Net Sales

Our net sales decreased $1,903,272, or 85% to $337,177 in the three months ended September 30, 2010 from $2,240,449 in the comparable period of 2009.  The Company sold 4.7 tons silk during the three months ended September 30, 2010, a decrease of 46.5 tons, or 91%, compared to 51.2 tons during the same period of 2009. The revenue from sale of silk was $168,230 in the three months ended September 30, 2010, a decrease of $1,066,939, or 86% compared to $1,235,169 for the three months ended September 30, 2009.

The decrease in sales was mainly attributable to the lack of quality raw materials. Cocoon is the raw material for production of silk. The Company had difficulties in purchasing good quality cocoons from third parties due to the fact that the Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” cocoon station (see Plan of Operation) during the second quarter of 2010.

Gross Profit

Comparison of Gross Profit for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009

Net sales	$337,177	$2,240,449
Cost of sales	(357,124)	(1,647,072)
Gross profit	$(19,947)	$593,377
Gross profit margin rate	-5.92%	26.48%

The Company had a negative gross profit for the three months ended September 30, 2010. It resulted from the revoking of the Company’s right to operate the “Zhengzhong” cocoon station (see Plan of Operation) by the Fuling Municipal Government during the second quarter of 2010. Consequently, the Company purchased cocoon from third parties at a higher price. The average cocoon purchase price increased over 30%.

(Loss) from Operations

Comparison of (Loss) from Operations for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009

Gross (loss) profit	$(19,947)	$593,377

Professional fees	9,718	14,018
Depreciation and amortization	9,028	8,725
Selling, general and administrative expenses	59,374	219,050
Total operating expenses	78,120	241,793
(Loss) income from operations	$(98,067)	$351,584

Loss from operations for the three months ended September 30, 2010 was $98,067, compared to income from operations of $351,584 for the comparable period of 2009.

Other Expense, Net

Comparison of Other Expense, net for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009

Subsidy income (expense)	$(2,955)	$-
Interest income	908	324
Interest expense	(272,888)	(451,458)
Other Expense, net	$(274,935)	$(451,134)

Total other expense, net was $274,935 for the three months ended September 30, 2010, a decrease of $176,199 compared to $451,134 for the three months ended September 30, 2009. The Company had $121,163 government subsidy income in the three months ended September 30, 2010, and costs to apply for current and future government subsidy were $124,118. The net expense was $2,955. The government subsidies were in connection with the purchase of cocoons and as an incentive for technology innovation. Parts of these subsidies were passed through to the farmers who produced the cocoons when we purchased the cocoons from farmers.

Interest expense included interest paid for short term loans and accrued loan interest expense and default penalties in connection with the defaulted convertible notes. Interest expense totaled $272,888 in the three months ended September 30, 2010, decreased in $178,570, or 40% compared to $451458 in the comparable period of 2009. The decrease in interest expense was a result from the reduced short term loan principal in current period.

Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009

Comparison of Sales for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
Sales in US dollars	2010	2009

Silk	$1,821,838	$3,004,533
Cocoons	31,694	1,350,830
By products and others	306,741	768,984
Total sales	$2,160,273	$5,124,347

Net Sales

Our net sales decreased $2,964,074, or 58% to $2,160,271 in the nine months ended September 30, 2010 from $5,124,347 in the comparable period of 2009.  The Company sold 57.2 tons of silk during the nine months ended September 30, 2010, a decreased of 79.3 tons, or 58%, compared to 136.5 tons during the same period of 2009. The revenue from sale of silk was $1,821,838 in the nine months ended September 30, 2010, a decreased of $1,182,695 or 39% compared to $3,004,533 for the nine months ended September 30, 2009.

The decrease in sales was mainly attributable to the lack of quality raw materials. Cocoon is the raw material for production of silk. The Company had difficulties in purchasing good quality cocoons from third parties due to the fact that the Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” cocoon station (see Plan of Operation) during the second quarter of 2010.

Gross Profit

Comparison of Gross Profit for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009

Net sales	$2,160,273	$5,124,347
Cost of sales	(2,160,584)	(4,298,110)
Gross profit	$(311)	$826,237
Gross profit margin rate	-0.01%	16.12%

The Company had a gross loss of $311 in the nine months ended September 30, 2010, compared to a gross profit of $826,237 in the nine months ended September 30, 2009. The decrease in gross profit resulted from the revoking of the Company’s right to operate the “Zhengzhong” cocoon station (see Plan of Operation) by the Fuling Municipal Government during the second quarter of 2010. Consequently, the Company purchased cocoon from third parties instead of through the Zhengzhong cocoon station at a higher price. The average cocoon purchase price increased more than 30%.

(Loss) from Operations

Comparison of (Loss) from Operations for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009

Gross (loss) profit	$(311)	$826,237

Professional fees	40,173	48,012
Depreciation and amortization	29,223	28,438
Selling, general and administrative expenses	310,914	467,462
Total operating expenses	380,310	543,912
(Loss) income from operations	$(380,621)	$282,325

Loss from operations for the nine months ended September 30, 2010 was $380,621, compared to income of $282,325 in the comparable period of 2009. The loss was mainly attributable to the reduced gross profit that resulted from higher cocoon costs.

Other Expenss, Net

Comparison of Other Expense, net for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009

Subsidy income	$170,656	$706,122
Interest income	3,129	7,137
Interest expense	(1,005,538)	(1,367,867)
Other Expense, net	$(831,753)	$(654,608)

Total other expense, net was $831,753 for the nine months ended September 30, 2010, a decrease of $177,145, or 26%, compared to $654,608 for the nine months ended September 30, 2009. The Company had $170,656 net government subsidy income in the nine months ended September 30, 2010, which decreased by $535,466, compared to $706,122 subsidy income in the comparable period of 2009. The government subsidies were in connection with the purchase of cocoons and as an incentive for technology innovation. Parts of these subsidies were passed through to the farmers who produced the cocoons when we purchased the cocoons from farmers.

Interest expense included interest paid for short term loans and accrued loan interest expense and default penalties in connection with the defaulted convertible notes. Interest expense totaled $1,005,538 in the nine months ended September 30, 2010, decreased by $362,329, or 26% compared to $1,367,867 in the comparable period of 2009. The decrease in interest expense resulted from the reduced short term loan principal in the current period. Interest expense paid for short term loan was $186,874 in the nine months ended September 30, 2010, a decrease of $362,328, compared to $549,202 in the comparable period of 2009.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had $11,837 and $2,788,581 in cash, respectively. The cash balance at December 31, 2009 was prepared for repayment of the Shangxia Bank loan which was due by January 19, 2010. We believe that such funds will not be sufficient to effectuate our plans with respect to the business over the next twelve months. We will need to seek additional capital for our operations.

The major sources of the Company’s liquidity for its operations were cash generated from operations and short term loans from banks and other entities.

Net cash used in operating activities was $1,033,125 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $2,215,210 during the nine months ended September 30, 2009. This was mainly due to the Company’s $840,091 increase in net loss and the $643,521 reduction of accounts payable and accrued liabilities in 2010.

Net cash used in investing activities was $586,137 and $4,817,023 during the nine months ended September 30, 2010 and 2009, respectively. The Company received $19,704 from the return of property during the nine months ended September 30, 2010. The Company advanced $575,122 to a related party and $30,719 to other entities in 2010. As comparison, during the nine months ended September 30, 2009, the Company spent $5,275 on equipment, paid $512,750 in connection with the purchase of Zhengzhong assets and advanced$4,298,998 to various entities and individuals.

The loan of RMB 6,750,000 ($995,625), with the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the nine months ended September 30, 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so. The Company received $747,350 advances from related parties and deposited $747,350 into a bank as restricted cash to secure the bank acceptance payable during the nine months ended September 30, 2010. The Company repaid $2,197,500 of short term loans in the nine months ended September 30, 2010.

Short Term Loans Payable

	September 30,	December 31,
Loans payable consist of:	2010	2009
	(Unaudited)
Qiluo loans payable to Chongqing Shan Xia Bank
30,000,000 RMB, interest at 10% per annum, due January 19, 2010	$-	$4,395,000
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	-	(439,500)
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	-	(293,000)
Less: used by Guojing Silk, 10,000,000 RMB	-	(1,465,000)

25,000,000 RMB, interest at 7.965% per annum, due January 29, 2011	3,687,500	-

5,000,000 RMB, interest at 7.965% per annum, due February 9, 2011	737,500	-
Less: used by Mr. Chen, Wensheng, 3,000,000 RMB	(442,500)	-
Less: used by Mr. Zhong, Songbai, 2,000,000 RMB	(295,000)	-
Less: used by Guojing Silk, 20,000,000 RMB	(2,950,000)	-
Less: used by Mr. Jingshi Kuang, 5,000,000 RMB	(737,500)	-
Qiluo loans payable to Chongqing Shan Xia Bank, net	-	2,197,500

Franklin loans payable to two individuals
interest at 8% per annum, due April 24, 2008 (past due)	20,000	20,000
Total	$20,000	$2,217,500

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

During the second quarter 2010, the Company reached agreement with Guojing Silk, in principle, to transfer $1,475,000 (10,000,000 RMB), its remaining allocated portion of the line of credit, effective July 1, 2010 to Guojing. The purpose of making the transfer was due to significant reductions in the Company’s business caused by a recession in the Silk industry. According to the terms of the Loan Agreement, the Company remains primarily responsible to the lender for the loans taken under the Line of Credit, which aggregated 40,000,000 RMB ($5,989,600) at September 30, 2010, no matter how the proceeds of the loans have been allocated among the Company and the other parties/guarantors of the loan.

During the first quarter 2010, the Company received a RMB 6,750,000 ($988,875) loan from Chongqing Fulin State-Owned-Assets Management Co. The loan was interest free and due by December 31, 2010. In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625) was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so in the second quarter of 2010.

As of September 30, 2010 and December 31, 2009, the accrued interest payable for short term loans totaled $7,220 and $22,634, respectively, which was included in accounts payable and accrued expenses.

Loans Payable to Related Parties

	September 30,	December 31,
Loans payable – related parties consist of:	2010	2009
	(Unaudited)
Franklin loan payable to former chief executive officer, interest at 8% per annum, due on demand	$12,233	$12,233
Franklin loan payable to former chief executive officer, non-interest bearing, due on demand	7,158	7,158
Due to Xin Shengxiang, non-interest bearing, due on demand	1,891	-
Total	$21,282	$19,391

The accrued interest payable to related party was $4,008 and $3,272 as of September 30, 2010 and December 31, 2009, respectively.

Convertible Notes Payable

	September 30,	December 31,
Convertible notes payable, net consist of:	2010	2009
	(Unaudited)
Convertible notes - initial face amount	$3,300,000	$3,300,000
Less unamortized debt discounts:
Discount on relative fair value of warrants	(2,903,247)	(2,903,247)
Discount on beneficial conversion feature	(396,753)	(396,753)
Less accumulated amortization	3,300,000	3,300,000
Unamortized debt discounts	-	-
Repayment of convertible notes	(507,825)	(507,825)
Convertible notes payable, net	$2,792,175	$2,792,175

On September 12 and September 20, 2007, the Company entered into Subscription Agreements (the "Subscription Agreements") with 11 investors ("Purchasers") for the purchase and sale of $3,300,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $3,300,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $2,622,425 after finance costs of $382,500 and other expenses of $295,075. Pursuant to the terms of the Subscription Agreements, the Company also issued to the Purchasers warrants to purchase up to 26,400,000 shares of common stock of the Company, subject to adjustments for certain issuances and transactions.

The Notes bear interest at the rate of 10% per annum, payable in either (a) cash or (b) absent an event of default, in shares of the Company’s common stock at the lesser of (i) $0.25 per share or (ii) 75% of the average of the closing bid prices of the Company’s common stock for the 5 trading days preceding the payment date. Said payments commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon were due and payable on September 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary, Qiluo. Such obligations are also secured by a guaranty and pledge of the 17,100,000 shares of the Company’s common stock held by Xinshengxiang Industrial Development Co., Ltd., a significant shareholder of the Company. In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 60 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes. If the Company failed to file such registration statement within such time, or if the registration statement was not declared effective within 120 days from September 12, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The Company filed a registration statement on December 26, 2007. The Company withdrew the registration statement on Form S-1 on August 27, 2010.

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

Among other things, the Term Sheet provides for the reduction of the balance of the Notes ($2,792,175 at September 30, 2010) to $2,500,000 and the waiver of the related accrued interest ($693,761 at September 30, 2010) and penalties ($2,296,003 at September 30, 2010). The restated Notes are to bear interest at 6%, payable monthly in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. The principal of the restated Notes are to be repaid in 21 monthly installments commencing 3 months following the amendment, payable in cash or, at the option of the Company, in registered common stock valued at a 20% discount to the market price. Also, the Term Sheet provides for the reduction of the exercise price of the 13,200,000 class A Common Stock Purchase Warrants from $0.50 per share to $0.10 per share. If effectuated, the gain from the restructuring will be reduced by any increase in the fair value of the warrants. The Company did not make any scheduled repayment per the Term Sheet, nor has it had further discussion with the investors.

Going Concern Consideration

The Company started its test production at the end of June 2007 and commenced its manufacturing operations during the third quarter of 2007. The Company has incurred a net loss of $1,212,374 and $372,283 for the nine months ended September 30, 2010 and 2009, respectively.  The Company has an accumulated deficit of $22,508,816 at September 30, 2010.  Substantial portions of the losses are attributable to common stock issued for consulting services, amortization of debt discount, deferred finance costs and beneficial conversion feature, and accrued interest and penalties in connection with the default of the Convertible Notes. The Company had a working capital deficiency of $4,508,787 and $4,418,564 as of September 30, 2010 and December 31, 2009, respectively.

Furthermore, as of July 12, 2008, the Company was in default on its Convertible Notes payments due July 12, 2008. The Notes provide that, at the option of the holder, an event of default shall make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable upon demand. As of September 30, 2010, the unpaid convertible notes payable balance is $2,792,175; unpaid accrued interest is $693,761; and unpaid accrued liquidated damages penalty and default penalty are $2,296,003.

In an effort to restructure the Notes and related accrued interest and liquidated damages due, the Company circulated an Outline of Proposed Restructuring (the “Term Sheet’) dated April 14, 2010 to the note holders which was agreed to and signed by 9 of 11 note holders (see Note 12). The 9 note holders who signed the Term Sheet constituted $2,300,000 of the original $3,300,000 total principal balance of the convertible Notes. Although the Term Sheet provided that the parties reserved the right to approve all the terms of the definitive documents, definitive documents have not yet been prepared. Accordingly, the Company has not as yet recognized any reduction of the balance of the respective Notes and related liabilities and consequent gain from this proposed restructuring. Also, the Company has continued to accrue interest expense and liquidated damages penalties in accordance with the terms of the original Notes. The Company did not make any scheduled interest payment and loan repayment per the Term Sheet, nor has it had further discussion with the investors.

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

In May 2010, the Fulin Municipal Government revoked the Company’s right to operate the Zhengzhong assets. The loan of RMB 6,750,000 ($995,625), which the Company received from Chongqing Fulin State-Owned-Assets Management Co. (“Fulin Asset Management”) during the first quarter 2010, was offset against deposits receivable from Zhengzhong in the same aggregate amount based on Fulin Asset Management’s authorization to do so.

The Company has undertaken further steps as part of a plan to improve operations. The Company planned to reduce its cost of goods sold by purchasing more of its main raw material – cocoon directly from farmers in the local neighboring area and to reduce its overhead cost by fully utilizing its current manufacture facilities. From the Spring of 2008, the Company began purchasing its main raw material directly from farmers through the planned acquisition of “Zhengzhong” (see Note 9), thereby helping the Company to reduce its raw material - cocoon cost. However, the Fulin Municipal Government revoked the Company’s right to operate the “Zhengzhong” assets in May 2010. The Company has to purchase cocoon from third parties with increased price. This will have a material impact on the profitability of the Company. There can be no assurance that the Company will be able to re-obtain the rights.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements were issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

See Part II – Item 1. above.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Dingliang Kuang, the President, Chief Executive Officer, Treasurer and Director (file herewith)

32.1	Section 1350 Certifications of Dingliang Kuang, the President, Chief Executive Officer, Treasurer and Director (file herewith)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN TOWERS ENTERPRISES, INC.

Dated: November 18, 2010	By:	/s/ Dingliang Kuang
	Name:	Dingliang Kuang
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)